Form 10QSB
period 1996-03-31
COMPUTER MARKETPLACE INC
filed 1996-05-15
CIK 900475

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-14731

                          COMPUTER MARKETPLACE, INC.
                          --------------------------
       (Exact name of small business issuer as specified in its charter)

              Delaware                                  35-0558415
  ---------------------------------         --------------------------------
 (State of or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)

                             1490 Railroad Street
                           Corona, California 91720
                           ------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                (909) 735-2102
                                --------------
               (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---      ---


As of May 14, 1996, 8,114,542 shares of the issuer's common stock were outstanding.


                        This report contains 15 pages.

                                                                           (2)

                  Computer Marketplace, Inc. and Subsidiaries
                                  Form 10-QSB
                                     Index



                                                                          Page
PART I.  Financial Information:                                            No.


        Condensed Consolidated Balance Sheet as of March 31, 1996.......     3

        Condensed Consolidated Statements of Operations for the three
            and nine month periods ended March 31, 1996 and 1995........     4

        Condensed Consolidated Statements of Cash Flows for the nine
            month periods ended March 31, 1996 and 1995.................   5-6

        Notes to Condensed Consolidated Financial Statements............   7-8

        Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................  9-13


PART II. Other Information:

        Exhibits and Reports on Form 8-K................................    14

        Signature.......................................................    15

                                                                           (3)

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                  Computer Marketplace, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheet
                                March 31, 1996
                                  (Unaudited)

Assets
- - ------
Current assets:
  Cash and cash equivalents                                       $    562,060
  Accounts receivable, less allowance for
    doubtful accounts of $ 163,483                                   4,209,169
  Inventory, net (note 2)                                            3,177,174
  Notes receivable - related parties                                   299,023
  Income tax receivable                                                 12,124
  Other current assets                                                 382,425
                                                                   -----------
     Total current assets                                            8,641,975

Property and equipment, net (note 3)                                 3,219,256
Goodwill, less accumulated amortization of $ 9,415                     175,380
Other assets                                                            81,877
                                                                   -----------
     Total assets                                                 $ 12,118,488
                                                                   ===========
Liabilities and Stockholders' Equity
- - ------------------------------------
Current liabilities:
  Notes payable (note 4)                                          $  2,492,568
  Accounts payable                                                   1,802,454
  Accrued payroll and payroll related liabilities                      295,927
  Current portion of long-term debt and capital
     lease obligations                                                  57,794
  Other current liabilities                                            568,409
                                                                   -----------
     Total current liabilities                                       5,217,152

Long-term debt and capital lease obligations                         1,541,393
Other liabilities                                                      183,163

Stockholders' equity:
  Preferred stock - $.0001 par value, 1,000,000 shares
     authorized, no shares issued and outstanding
  Common stock - $.0001 par value, 50,000,000 shares
     authorized, 8,114,542 shares issued and outstanding                   811
  Capital in excess of par value                                     6,906,593
  Accumulated deficit                                               (1,730,624)
                                                                   -----------
     Total stockholders' equity                                      5,176,780
                                                                   -----------
     Total liabilities and stockholders' equity                   $ 12,118,488
                                                                   ===========
See notes to condensed consolidated financial statements.



                                                                           (4)

                  Computer Marketplace, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                               Three months ended        Nine months ended
                                   March 31,                 March 31,
                               1996         1995          1996         1995
                            ----------   ----------    ----------   ---------

Revenues -
  Product sales, rental,
     service and other     $ 9,238,465  $ 7,141,375  $ 23,737,114 $ 23,231,491

Cost and expenses:
  Cost of revenues -
     product sales, rental,
     service and other       7,837,161    5,612,103    20,002,889   19,621,172

  Selling, general and
     administrative          1,289,163    1,457,618     3,943,243    3,802,052
                            ----------   ----------    ----------   ----------
                             9,126,324    7,069,721    23,946,132   23,423,224
                            ----------   ----------    ----------   ----------

Operating income (loss)        112,141       71,654      (209,018)    (191,733)
                            ----------   ----------    ----------   ----------
Other income (expense):
  Interest and
     other expense             (96,666)     (53,559)     (277,655)    (132,013)
  Interest and
     other income               10,546        4,720        43,166       14,790
                            ----------   ----------    ----------   ----------

                               (86,120)     (48,839)     (234,489)    (117,223)
                            ----------   ----------    ----------   ----------
Income (loss) before
     income taxes               26,021       22,815      (443,507)    (308,956)

Provision for income taxes        -          13,564          -          41,564
                            ----------   ----------    ----------   ----------
Net income (loss)          $    26,021  $     9,251  $   (443,507) $  (350,520)
                            ==========   ==========    ==========   ==========
Net income (loss)
     per share             $      0.00  $      0.00  $      (0.05) $     (0.04)
                            ==========   ==========    ==========   ==========
Weighted average common
    shares outstanding       8,114,542    8,108,617     8,114,542    8,096,318
                            ==========   ==========    ==========   ==========

See notes to condensed consolidated financial statements.

                                                                           (5)
                  Computer Marketplace, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                         Nine months ended
                                                              March 31,
                                                         1996          1995
                                                      ----------    ----------
Cash flows from operating activities:
  Net loss                                           $  (443,507) $   (350,520)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization                     217,473       206,045
       Provisions for losses on accounts receivable      (49,234)       10,000
       Provisions for losses on inventory                 94,905       166,473
       Other valuation provisions                         (2,653)         -
       Loss on sale of equipment                           1,278          -
       Write-off of other assets                            -           28,000

Changes in assets and liabilities:
  Accounts receivable                                   (789,311)     (309,479)
  Inventory                                               31,199    (2,151,202)
  Other current assets                                   (86,457)      151,124
  Accounts payable                                      (107,808)      871,977
  Accrued payroll and payroll related
     liabilities                                        (170,329)      (67,038)
  Other current liabilities                              331,991      (215,330)
                                                      ----------    ----------
          Net cash used in operating activities         (972,453)   (1,659,950)
                                                      ----------    ----------
Cash flows from investing activities:
  Cash paid for acquisition                                 -          (21,601)
  Decrease (increase) in notes receivable
     related parties                                       8,855       (75,659)
  Purchase of property and equipment                    (359,601)     (514,808)
  Proceeds from sale of equipment                         10,775          -
  Increase in other assets                               (43,084)       (2,371)
                                                      ----------    ----------
          Net cash used in investing activities         (383,055)     (614,439)
                                                      ----------    ----------
Cash flows from financing activities:
  Net increase in notes payable                        1,192,568       200,000
  Proceeds from long-term debt                            21,255     1,320,688
  Payments on long-term debt and
    capital lease obligations                            (43,920)      (39,549)
                                                      ----------    ----------
          Net cash provided by financing activities    1,169,903     1,481,139
                                                      ----------    ----------


                                                                   (continued)

                                                                           (6)
                  Computer Marketplace, Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows, Continued
                                  (Unaudited)


                                                         Nine months ended
                                                              March 31,
                                                        1996          1995
                                                     ----------    ----------


Decrease in cash and cash equivalents                $  (185,605) $   (793,250)

Cash and cash equivalents, beginning of period           747,665     1,314,276
                                                      ----------    ----------
Cash and cash equivalents, end of period             $   562,060  $    521,026
                                                      ==========    ==========
Supplemental disclosures of cash flow information:
  Cash paid for interest                             $   259,663  $    132,013
                                                      ==========    ==========
  Net cash paid for (received from) income taxes     $      -     $   (129,119)
                                                      ==========    ==========

Supplemental disclosures of non-cash operating activities:

 In September 1995, $274,235 of accounts payable was reclassified to other liabilities to reflect the negotiated payment terms.

See notes to condensed consolidated financial statements.

                                                                           (7)

                  Computer Marketplace, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.BASIS OF PRESENTATION
  ---------------------

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of Computer Marketplace, Inc. and subsidiaries (the "Company") as of March 31, 1996, the consolidated results of its operations for the three and nine month periods ending March 31, 1996 and 1995 and its cash flows for the nine month periods ending March 31, 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of
  operations for the period ended March 31, 1996 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1995.

  Certain amounts in the three and nine month periods ended March 31, 1995 condensed consolidated financial statements have been reclassified to conform to the current presentation.

2.INVENTORY
  ---------

  Inventory                                                       $  2,763,138
  Inventory on short-term rental                                     1,019,980
                                                                     ---------
                                                                     3,783,118

  Less inventory valuation allowance                                   605,944
                                                                     ---------

    Inventory, net                                                $  3,177,174
                                                                     =========


 Inventory on short-term rental consists of new and previously owned computer-related equipment which is typically rented to customers for a few months to fulfill their temporary computing needs. The Company, based on the satisfactory economics of the transaction, will allocate existing inventory to the transaction if the product is available in-house, or purchase the equipment to meet the customer's needs. At the expiration of the rental period, upon the return of the equipment to the Company, the equipment is re-marketed for sale along with similar equipment in the Company's inventory. The Company charges operations for an estimate of the inventory's valuation decrease while it is on temporary rental. Net increases to the inventory valuation allowance associated with the above equipment were $94,905 and $166,473 for the nine month periods ending March 31, 1996 and 1995, respectively.

                                                                           (8)

3.PROPERTY AND EQUIPMENT
  ----------------------

  Property and equipment at March 31, 1996, consists of the following:

          Land                                                   $   901,328
          Buildings and property improvements                      1,733,599
          Machinery and equipment                                    782,953
          Furniture and fixtures                                     144,978
          Automobiles and trucks                                     170,507
          Long-term rental equipment                                 116,250
                                                                  ----------
                                                                   3,849,615

          Less accumulated depreciation                              630,359
                                                                  ----------


          Property and equipment, net                            $ 3,219,256
                                                                  ==========


4.NOTES PAYABLE
  -------------

  In September 1995, the Company entered into a new revolving credit facility agreement ("Credit Facility") with a financing company. This Credit Facility replaced the then outstanding $2,000,000 revolving credit line with a bank. The Credit Facility allows the Company to borrow up to $2,500,000 and bears interest at a rate of 2.25% above the lender's "reference rate" (as defined). The borrowing capacity under the Credit Facility is dependent upon "eligible" (as defined) accounts receivable and inventory, and fluctuates daily. At March 31, 1996, borrowings under the Credit Facility and additional amounts available for borrowing under the Credit Facility were $2,492,568 and $7,432, respectively. The Credit Facility is collateralized by substantially all of the Company's assets, except for real property. The Credit Facility expires in September 1997.


5.COMMITMENTS AND CONTINGENCIES
  -----------------------------

 On January 3, 1996 the Company's Board of Directors approved the issuance of 948,500 non-qualified stock options to substantially all employees of the Company, its subsidiaries, and the non-employee directors, to purchase shares of the Company's common stock at an exercise price equal to 100% of the market value of the Company's common stock on the date of grant. The stock options require future employment or services to the Company and vest one third each on January 3, 1997, January 3, 1998 and January 3, 1999, respectively. The stock options must be exercised by January 3, 2006. On January 3, 1996, 942,500 stock options were granted.

                                                                           (9)

PART  I. FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
- - ---------------------

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in this Quarterly Report and in the audited Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations
contained   in   the  Company's   Form 10-KSB   for   the  fiscal  year  ended
June 30, 1995.

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995
- - ---------------------------------------------------------------------

Total revenues for the quarter ended March 31, 1996, were $9,238,465 compared to $7,141,375 for the quarter ended March 31, 1995. This represents an increase of $2,097,090 or 29%. Revenues from product sales for the quarter ended March 31,1996 totaled $8,856,029, a $2,160,663 or 32% increase compared to $6,695,366 for the quarter ended March 31, 1995. The increase in current quarter product sales revenues compared to the prior year is mainly attributed to the sales growth of Medical Marketplace, Inc. Revenues from rental, service and other for the quarter ended March 31, 1996 were $382,436, a $63,573 or 14% decrease compared to $446,009 for the quarter ended March 31, 1995.

Superior Solutions, Inc. contributed approximately $203,000 in revenues for the three months ended March 31, 1996, compared with approximately $521,000 for the three months ended March 31, 1995. Superior Solutions, Inc.'s performance was disappointing during the quarter, and it appears that this below-standard performance will continue into the fourth quarter. In late January 1996, the local manager of the subsidiary was replaced. In addition, certain employees, including an experienced sales representative, resigned. Computer Marketplace, Inc. is implementing a strategy to more fully integrate Superior Solutions, Inc.'s networking and sales operations and networking product lines into its California based networking and sales operations. Management anticipates that it will require approximately three more months until profitable operations can be obtained from this subsidiary.

Medical Marketplace, Inc. contributed approximately $1,916,000 in revenues for the three months ended March 31, 1996 as compared to $181,000 for the three months ended March 31, 1995. Continuing investments made by Medical Marketplace, Inc. in experienced sales representatives and technical staff, as well as a growing recognition within the industry as an established reseller of previously owned and upgraded magnetic resonance imaging (MRI), computed tomography scanner (CT) and ultrasound equipment have positively impacted the sales of this subsidiary. Continued revenue growth and sustained profitability for this subsidiary are expected in the fourth quarter and into the next fiscal year.

                                                                          (10)

Aggregate cost of revenues for the quarters ended March 31, 1996 and 1995 were $7,837,161 or 85% of revenues and $5,612,103 or 79% of revenues, respectively. Cost of revenue percentages are expected to remain relatively stable during the next fiscal quarter with small decreases anticipated. Factors which will favorably reduce the cost of revenues percentage include; a company focus toward higher margin transactions through a focus on our end user customer base, a change in computer sales representative compensation plans which includes a substantially higher base salary and less of a commission component than prior periods and the positive effect that higher margin medical equipment sales has on the consolidated percentage.

The rapidly expanding technology in the computer industry serves to enhance the Company's vertical markets. To capitalize on this opportunity, the Company is currently recruiting highly skilled individuals to strengthen its position as a comprehensive computer solutions provider. This strategy will provide the Company with opportunities for expansion in new targeted markets; rental end-user business and equipment leasing, while complimenting and strengthening its position in the resale computer equipment market.

Previously owned medical equipment is just beginning to gain acceptance in the health care community as a cost effective alternative to new equipment. The Company believes that its field representative program, financial strength and support structure will provide Medical Marketplace, Inc. a distinct advantage over many of the subsidiary's competitors.

Selling, general and administrative ("SG&A") expenses for the quarters ended March 31, 1996 and 1995 were $1,289,163 or 14% of revenues and $1,457,618 or
20%  of  revenues, respectively. The aggregate decrease in SG&A expenses  from the prior quarter was $168,455 or 12%. The decrease in current quarter SG&A expenses compared to the prior year is primarily attributed to the Company's cost reduction strategy. In response to a revenue shortfall in the first quarter of fiscal 1996 and after a critical internal evaluation of the Company's growing sales staff, the Company instituted a cost reduction strategy during September and October 1995. This strategy, which capitalizes on the efficiencies gained by administrative improvements and more stringent sales performance criteria developed by the Company, resulted in a net reduction of fourteen (14) positions in the Company at that time. At May 1, 1996 the employee head count consisted of eighty-five (85) full-time and four
(4) part-time employees. In addition, the Company has consolidated its Corona personnel into one building and has closed its Pennington, New Jersey and Atlanta, Georgia computer sales offices. The Company's strategy is to transition toward larger regional computer sales offices in order to minimize costs and improve operating leverage. The Company will continue to critically evaluate its own sales staff and recruit and hire experienced sales representatives with backgrounds in strategically important products lines.

Operating income was $112,141 and $71,654 for the quarters ended March 31, 1996 and 1995, respectively. This $40,487 or 57% favorable change was primarily a result of improved sales performance at Computer Marketplace, Inc., and Medical Marketplace, Inc., and the effects of the cost reductions described above, but was hurt by the negative financial performance of the Company's networking and asset recovery subsidiaries.

                                                                          (11)

Interest expense for the quarter ended March 31, 1996 was $96,666 compared to $53,559 for the quarter ended March 31, 1995. Management anticipates that interest expense will increase slightly from its current levels due to higher borrowing costs associated with the current credit facility, higher short-term borrowing requirements and scheduled interest payments on existing long-term loans.

The Company's net income was $26,021 or $0.00 per share for the quarter ended March 31, 1996 versus net income of $9,251 or $0.00 per share for the quarter ended March 31, 1995. The net income was a result of the business conditions described herein.

NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO NINE MONTHS ENDED MARCH 31, 1995
- - -----------------------------------------------------------------------------

Total revenues for the nine months ended March 31, 1996, were $23,737,114 compared to $23,231,491 for the nine months ended March 31, 1995. This represents an increase of $505,623 or 2%. Revenues from products sales for the nine months ended March 31, 1996, totaled $22,493,820, a $296,497 or 1% increase compared to $22,197,323 for the nine months ended March 31, 1995.
Revenues from rental, service and other for the nine months ended March 31, 1996, were $1,243,294 a $209,126 or a 20% increase compared to $1,034,168 for the nine months ended March 31, 1995.

Superior Solutions, Inc. contributed approximately $1,232,000 in revenues for the nine months ended March 31, 1996 compared with approximately $2,124,000 for the nine months ended March 31, 1995. Superior Solutions, Inc.'s performance was disappointing during the current period, and it appears that this below-standard performance will continue into the fourth quarter. In late January 1996, the local manager of the subsidiary was replaced. In addition, certain employees, including an experienced sales representative, resigned. Computer Marketplace, Inc., is implementing a strategy to more fully integrate Superior Solutions, Inc.'s networking and sales operations and networking products lines into its California based networking and sales operations.

Medical Marketplace, Inc. contributed approximately $2,612,000 in revenues for the nine months ended March 31, 1996, compared to approximately $380,000 for the nine months ended March 31, 1995. Continuing investments made by Medical Marketplace, Inc. in experienced sales representatives and technical staff, as well as a growing recognition within the industry as an established reseller of previously owned and upgraded magnetic resonance imaging (MRI), computed tomography scanner (CT) and ultrasound equipment have positively impacted the sales of this subsidiary. Continued revenue growth and sustained profitability for this subsidiary are expected in the fourth quarter and into the next fiscal year.

The Company believes that the rapid technological advances in computer products enhance its market. Many companies purchase used equipment at significant discounts from new equipment to handle most of their computing needs, as most applications do not require the latest technology available.

Previously owned medical equipment is just beginning to gain acceptance in the health care community as a cost effective alternative to new equipment. The Company believes that its field representative program, financial strength and support structure will provide Medical Marketplace, Inc. a distinct advantage over many of the subsidiary's competitors.

                                                                          (12)

Aggregate cost of revenues for the nine months ended March 31, 1996 and 1995 were $20,002,889 or 84% of revenues and $19,621,172 or 84% of revenues, respectively. Cost of revenue percentages are expected to remain relatively stable during the next fiscal quarter with small decreases anticipated. Factors which will favorably reduce the cost of revenues percentage include; a company focus toward higher margin transactions through a focus on our end user customer base, a change in computer sales representative compensation plans which includes a substantially higher base salary and less of a commission component than prior periods and the positive effect that higher margin medical equipment sales has on the consolidated percentage.

Selling, general and administrative ("SG&A") expenses for the nine months ended March 31, 1996 and 1995 were $3,943,243, or 17% of revenues and $3,802,052, or 16% of revenues, respectively. The aggregate increase in SG&A expenses from the prior period was $141,191 or 4%. The increase in SG&A expenses is partly attributed to increases in costs associated with the expanded operations of Medical Marketplace, Inc. SG&A expenses attributed to Medical Marketplace, Inc. were approximately, $335,000 and $171,000 for the nine months ended March 31, 1996 and 1995, respectively.

Operating loss was $209,018 and $191,733 for the nine months ended March 31, 1996 and 1995, respectively. This $17,285 or 9% unfavorable change was due to losses incurred in the first quarter of fiscal 1996.

Interest expense for the nine months ended March 31, 1996 was $277,655 compared to $132,013 for the nine months ended March 31, 1995. Management anticipates that interest expense will continue to increase in the current year over similar periods in the prior year, due in part to existing real estate-secured financing, additional short-term borrowing requirements and higher interest rates.

The Company's net loss was $443,507 or $0.05 per share for the nine months ended March 31, 1996, versus $350,520 or $0.04 per share for the nine months ended March 31, 1995. The net loss was a result of the business conditions described herein.


VARIABILITY OF PERIODIC RESULTS AND SEASONALITY
- - -----------------------------------------------

Results from any one quarter or nine month period cannot be used to predict the results for the entire year. Revenues fluctuate from period to period; however, management does not see any seasonality or predictability to these fluctuations.

                                                                          (13)

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Company has historically financed its growth and cash needs primarily through borrowings and cash generated from operations. The funds received through the initial public offering in June 1993, in the amount of approximately $6.6 million, enabled the Company to eliminate most of its long-term debt at that time. Working capital as of March 31, 1996 and June 30, 1995 was $3,424,823 and $3,868,587, respectively, consisting primarily of cash and cash equivalents, accounts receivable and inventory.

During the nine month period ended March 31, 1996, the Company used the June 30, 1995 available cash and cash equivalents of approximately $748,000 and the availability of borrowing under the Company's revolving Credit Facility in order to fund the operations of the Company, which included a $278,137 net reduction in accounts payable, accrued payroll and payroll-related liabilities, and other liabilities. Investments made by the Company include improvements to its facilities of approximately $128,000, the purchase of mobile medical equipment to be used for rental of $116,000 and investments of approximately $69,000 for machinery, equipment and software.

Management has emphasized an inventory reduction program encompassing both the stored inventory, as well as the inventory on short-term rental contracts. Management believes this disciplined strategic reduction will enhance the Company's operating effectiveness, provide additional liquidity, and reduce the exposure to negative inventory valuation adjustments caused by changing market conditions. Certain temporary increases in inventory amounts are due to selected purchases made by the Company which are intended to be sold quickly. Additional inventory increases are expected relating to Medical Marketplace, Inc.'s growth.

In addition, management intends to investigate alternative financing options to be utilized for both our domestic and foreign customers in order to enhance the opportunities for the Company's growth. Equally important, the Company intends to expand the utilization of favorable vendor account payable terms in conjunction with its sales, promotion and support of selected vendor product lines. Longer-term cash requirements, other than normal operating expenses, are anticipated for acquisition candidates. The Company may consider further financing in order to supplement both internally generated funds and its current Credit Facility, which funds could be used to finance a new long-term equipment rental program and growth beyond the normal revenue increases in its business.

                                                                          (14)


PART II.  OTHER INFORMATION
ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule - Electronic Format Only

(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                                                          (15)


                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          COMPUTER MARKETPLACE, INC.




Date:  May 14, 1996                       By:  /s/      Thomas Iwanski
                                               -----------------------
                                          Thomas Iwanski
                                          Vice President and
                                          Chief Financial Officer

                                          Signing on behalf of the registrant
                                          and as principal financial and
                                          accounting officer.