Form 10QSB/A
period 1996-03-31
COMPUTER MARKETPLACE INC
filed 1996-05-21
CIK 900475

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A


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


                        This report contains 15 pages.

                                                                           (2)

                  Computer Marketplace, Inc. and Subsidiaries
                                 Form 10-QSB/A
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