Form 10KSB
period 1996-06-30
COMPUTER MARKETPLACE INC
filed 1996-09-30
CIK 900475

1


                      SECURITIES AND EXCHANGE COMMISSION

                             REPORT ON FORM 10-KSB


                [X]  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 1996.


              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________.

                          Commission File No. 0-14731

                          COMPUTER MARKETPLACE, INC.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                  33-0558415
   ----------------------------------       ---------------------------------
   (State of or other jurisdiction of       (IRS Employer Identification No.)
    incorporation of organization)


                             1490 Railroad Street
                          Corona, California  91720
       ----------------------------------------------------------------
             (Address of Principal Executive Offices)  (Zip Code)

      Registrant's telephone number, including area code:  (909) 735-2102

      Securities registered pursuant to Section 12(b) of the Act:  None.

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, Par Value $.0001 Per Share
                  ------------------------------------------
                               (Title of Class)

               Class A Redeemable Common Stock Purchase Warrants
              ---------------------------------------------------
                               (Title of Class)

               Class B Redeemable Common Stock Purchase Warrants
              ---------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X   No
                                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   [ ]

Issuer's revenues for its most recent fiscal year were $30,000,952.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 20, 1996, was approximately $2,627,000.

Number of shares outstanding of the Issuer's common stock, as of September 20, 1996, was 8,114,542.



                  DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                    PART I
                                    ------

Item 1.   DESCRIPTION OF BUSINESS

Computer Marketplace, a California corporation, was incorporated on July 19, 1983, as Quality Associates, Inc. and changed its name to Computer Marketplace in June 1987. In March 1993, Computer Marketplace changed its name to Computer Marketplace, Inc. ("Computer Marketplace") and its state of incorporation from California to Delaware. Computer Marketplace is currently engaged in the national wholesale distribution of new and used computer equipment to dealers, computer maintenance companies, leasing companies, equipment brokers, and end-users. A majority of this equipment is manufactured by International Business Machine Corporation ("IBM") and includes computer peripheral equipment, upgrades and parts, particularly for AS/400, and RISC System/6000 computer systems. Computer Marketplace also sells new computer equipment produced by IBM, Digital Equipment Corporation, Compaq, Hewlett Packard, Motorola, as well as a number of other manufacturers. Many of the new product lines require value added services, software or hardware. Computer Marketplace has made significant investments in its employees in order to increase their technical knowledge of the new product lines and Computer Marketplace has attracted various value added software products, many in the document imaging and document management areas, in order to enhance its value added portfolio. The new product lines generally require Computer Marketplace not to remarket used equipment manufactured by the Original Equipment Manufacturer ("OEM").

In March of 1994, Computer Marketplace formed Medical Marketplace, Inc. ("Medical Marketplace") as a wholly owned subsidiary to engage in worldwide distribution of used medical equipment to health care providers. In September 1994, Computer Marketplace formed Marketplace Asset Recovery Services, Inc. ("MARS") as a wholly owned subsidiary to perform asset recovery assignments, repossessions and asset verifications. The operations of MARS to date, have not been material to the consolidated financial statements. In June 1996, management began the process of closing down the operations of MARS. In August 1996, MARS was renamed Marketplace Leasing, Inc., ("MLI"). Management intends to utilize MLI as Computer Marketplace's future equipment leasing subsidiary. In January 1994, Computer Marketplace formed a wholly owned subsidiary, Superior Solutions, Inc. ("SSI") (formerly called Computer Marketplace-SSI, Inc.), to purchase certain assets and assume certain obligations of Synergy Solutions, Inc. and International Associated Marketing Corporation, located in Livonia, Michigan. These companies were engaged principally in the development, installation and maintenance of local and wide area networks, were Novell Platinum Authorized Resellers, and were also selling computer hardware. On July 1, 1996, the employees of SSI began operating as a sales and networking branch of Computer Marketplace. The distinct business operations of Superior Solutions, Inc., will be gradually phased down as its operations are fully integrated into Computer Marketplace. Computer Marketplace and its subsidiaries are hereinafter referred to as the "Company".

Computer Marketplace purchases computer equipment from a variety of sources and suppliers and sells or rents the equipment nationwide and in Europe to companies ranging in size from small companies to Fortune 50 corporations. Computer Marketplace's operations and primary selling efforts are conducted from its principal office in Corona, California. In addition, the Company maintains sales offices in Mariposa, California; Livonia, Michigan; Traverse City, Michigan; and Apple Valley, California. Computer Marketplace, which maintains service and inventory storage centers at its Corona headquarters, Mariposa and Livonia locations, also has arrangements to inventory its equipment on a temporary basis at independent service centers across the country.

In March 1994, the Company's Board of Directors approved a two-for-one stock split (the "Stock Split") with respect to each outstanding share of the Company's common stock, such approval to be contingent upon the approval of a majority of the stockholders of an increase of the Company's common stock from 15,000,000 shares to 50,000,000 shares. In March 1994, stockholders representing a majority of the shares outstanding approved by written consent in lieu of a special meeting of stockholders an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock. In May 1994, the Company distributed to its stockholders an Information Statement summarizing these transactions. On June 6, 1994, each holder of an outstanding share of the Company's common stock received an additional share of common stock as a result of the Stock Split. All per share references contained herein reflect the consummation of the Stock Split.

The  Company's  executive office is located at 1490 Railroad  Street,  Corona,
California.   It's  telephone number is (909) 735-2102.  The Company's  fiscal year end is June 30.

Computer Industry

The computer industry has been characterized by rapid and continuous technological advances permitting cost reductions, increases in computer processing capacity and broadened user applications. Users frequently upgrade or replace their equipment in order to take advantage of technological advances or to increase data processing capacity. As a result, the equipment which is replaced by different or newer models becomes available to the secondary market. According to the Computer Dealers and Lessor's Association ("CDLA"), a trade association headquartered in Washington, DC, total sales revenue for the secondary computer market, both leasing and "buy-sells" combined, exceeds $20 billion annually. The Company is a member in good standing of the CDLA, as well as the Association of Service and Computer Dealers International ("ASCDI") and the Computer Broker Exchange ("CBE"), a European computer dealer network.

The large number and diversity of computer resellers renders it more cost efficient for many manufacturers to rely on wholesale distributors to assume responsibility for at least some portion of their distribution, marketing and support requirements. Similarly, due to the large number of computer product manufacturers, computer resellers often choose not to or cannot efficiently establish direct purchasing relationships with manufacturers and instead look to wholesale distributors to satisfy a significant portion of their product, marketing and technical support needs.

Management believes that the Company has been able to compete successfully because of its inventory of products, competitive prices, and commitment to technical support. As a result, the Company has been able to offer its customers leading products at reasonable prices on a timely basis.

Computer Products

The Company buys and resells computers, features, parts, peripherals, which include hard disk drives, memory, plug-in boards, modems, monitors and printers, and other related computer equipment. Sales of computer equipment constitutes a significant source of revenue for the Company, accounting for approximately ninety-four percent (94%) and ninety-six percent (96%) of computer related revenues in fiscal years 1996 and 1995, respectively. The Company is constantly adjusting its inventory to respond to shifts in product development, new technology, and shifting consumer demands.

Modems/Communications

The Company has a stocking distributor agreement with Motorola, which is a leading manufacturer of modems, protocol converters and multiplexes, and is one of the world's largest OEM modem suppliers, which results in the ability of the Company to offer a broad range of communication products (UDS and Codex). The Company has entered into franchise agreements for related communication products with other vendors in order to significantly increase the breath of product offerings to its customers.

RISC System/6000 Rental Program

The Company has a rental program which provides software developers, hardware developers and other customers with equipment necessary to meet their short-term requirements in this rapidly expanding market. The Company's rental program is primarily related to the RISC System/6000 market. Rental periods typically range from one (1) month to over a year with the average rental period being approximately two (2) months. The Company does not generally rent equipment with an option to purchase; however, will respond to customer requests to convert rentals into purchases. Rental rates are based upon the product's original list price as well as market conditions. The Company provides rental customers with manufacturers' warranties relating to the rented equipment or repair or replacement at the Company's option. The Company may, from time to time, perform repair work when requested to do so; however, IBM, as well as other manufacturers, often provide technical support, including the repair and replacement of defective or non-functioning parts.

Computer Networking and Network Management

The Computer Marketplace branch office, located in Livonia, Michigan, formerly SSI, is a network sales and consulting group that is also a Novell Platinum Authorized Reseller. In addition, this location provides network management and outsourcing services support for the rest of the Company. As a result of the experience gained from its Livonia branch office, the Corona office formed a Corporate Solutions Group to focus on systems integration in the local geographic area. Management believes that the Livonia branch office and its Corona based Corporate Solutions Group will be able to broaden its market reach by capitalizing on the Company's established national presence.

Computer Products Sales and Marketing

The Company had a total of twenty-three (23) computer sales representatives and ten (10) sales support and marketing personnel as of September 9, 1996. These representatives are located at the Company's headquarters in Corona, California, and branch offices located in Mariposa, California; Traverse City, Michigan; Apple Valley, California; and Livonia, Michigan. In addition to making calls to existing and potential customers, the sales team solicits new business by personal visits and advertising in trade magazines. The Company currently advertises in approximately thirteen (13) specialized national and international trade publications. The Company's customers consist of companies of all sizes, ranging from small companies to Fortune 50 corporations. A substantial portion of the Company's transactions are with repeat customers, such as computer maintenance companies, as well as computer parts suppliers. The loss of one of these companies as a customer could have a material adverse effect on the Company's business.

Computer Products Distribution Operations

The Company conducts its primary distribution operations from its main office located in Corona, California, and to a lesser extent from its sales offices located in Mariposa, California and Livonia, Michigan. It has also developed relationships with stocking distributors and numerous independent refurbishing and warehouse facilities throughout the United States and other parts of the world to handle distribution, engineering and warehousing. By using stocking distributors, the Company has directly benefited by minimizing the costs of freight, engineering and distribution.

Computer Equipment Warranty Policy

The Company, like other competing distributors, does not grant any warranties on the used products it sells. However, most of the new and used computer equipment which the Company sells is covered under either the manufacturer's warranty or the manufacturer's maintenance programs. Some of the new and used computer equipment which the Company sells is still under manufacturer's warranty. Before any returned merchandise is accepted by the Company for processing under the original manufacturer's warranty, the customer must call the Company and obtain a return merchandise authorization number. This procedure allows the Company to verify the availability of manufacturer's warranties on a case-by-case basis.

Computer Products Suppliers

The Company has established distributor arrangements with a number of manufacturers of computer equipment which provide generally that the Company may sell certain products within a designated territory and with a targeted amount of value-added service. In addition, the Company has an established network of dealers and retail customers that provide products. The Company is not dependent upon any supplier or dealer and although the Company currently purchases a significant amount of products from certain suppliers, management believes the Company would be able to obtain similar products and pricing from other suppliers.

Computer Products Competition

The Company competes directly with hundreds of other companies which buy, sell or lease new and used IBM, SUN, Hewlett Packard, Digital Equipment and Motorola equipment as well as equipment produced by other computer manufacturers. In addition , the Company also competes with hundreds of competitors in the area of providing value added services to its customers. Certain of the Company's competitors have substantially greater financial resources and larger staffs than the Company. The Company's principal competitors include IBM, Comdisco, Inc., Sun Data, Inc., LDI, Inc. and El Camino Resources, Inc. The Company does not believe that a significant amount of used equipment is sold independently by owner-users of the equipment. While the aforementioned companies are listed as competitors, they also are customers of the Company. The majority of the competing companies subscribe to either of two national databases: "CDLANET" and/or "ATC Network" nationally and the "CBE Network" internationally. These databases provide the Company with access to inventory listings from competing companies, similar to the multiple-listing services to which most real estate companies subscribe.

The Company's continued ability to compete effectively may be affected by the policies of the large equipment manufacturers. The Company attempts to provide customers with an unmatched selection of products, a high level of customer service, the knowledge and competence of its employees, and competitive pricing.

Used Medical Equipment Industry

The used medical equipment industry is relatively young as compared to the more established computer industry. Sales of used medical equipment have been slowed due to a lack of acceptance of used equipment by health care providers stemming in part from the uncertainty of the equipment's operating condition and more generous cost reimbursement formulas given to providers by governmental agencies and insurance companies. The Company believes that recent growth in the domestic market stems from the uncertainty caused by various proposals on the domestic health care reform program, and as a result, health care providers are attempting to minimize their capital expenditures by purchasing lower-cost used equipment. In addition, foreign-based health care providers are undergoing significant expansion and have found used equipment a cost-effective alternative to new equipment.

The Company believes that there are no dominant providers of used equipment in the industry. In addition, the Company believes that many of the equipment suppliers operate on a cash basis and only a few companies can deal in larger transaction sizes of greater than $100,000. The association which provides a forum for used equipment is relatively new, unlike the association established for the computer business.

The Company believes that it has the technical competency, financial strength and marketing strategy to allow its customers to obtain the best used equipment at the most cost-effective price.

Medical Equipment and Services

Medical Marketplace buys and resells a wide variety of equipment including Magnetic Resonance Imaging ("MRI"), Computed Tomography Scanner ("CT") and Ultrasound equipment. In addition, the Company provides customers with consulting services related to equipment acquisition, equipment layout and facility design.

Medical Equipment Rental Program

The Company has a small rental program which provides new equipment providers and contract service providers with mobile MRI and CT equipment. This service allows these customers to meet their short-term equipment needs. Rentals are for approximately one month but, weekly rentals also can occur. This program needs additional capital in order to become a significant revenue source to the Company.

Medical Equipment Warranty Policy

Medical Marketplace, like other competing resellers, does not grant any warranties on the used products it sells. However, most of the used medical equipment which the Company sells is covered under either the manufacturer's warranty or the manufacturer's or third party maintenance programs.

Medical Equipment Suppliers

Medical Marketplace has established relationships with a small but growing number of equipment brokers and leasing companies across the United States. In addition, the Company by expanding its sales force is able to procure equipment directly from the end-user. Generally, the Company physically inspects all major equipment before committing to purchase the item.

Medical Equipment Distribution Operations

Medical Marketplace conducts its primary distribution operations from its main office in Corona, California. This facility is shared with the Company's computer business. Physically large pieces of medical equipment such as MRI's and CT's are often transported by the Company from their last installed location directly to our customer's site. This allows Medical Marketplace to minimize storage and transportation costs in the transaction.

Medical Equipment Sales and Marketing

Medical Marketplace had a total sales force at September 9, 1996 of five (5) people. Three (3) inside sales representatives who are located in Corona, California, an outside direct sales representative located in Northern California and another in Georgia. In addition, the Company attends various industry trade shows and advertises on the Internet and in selected national and international trade publications. The Company has prospected for sales to the Latin American countries however, sales have been constrained by the difficulty of foreign purchasers obtaining the necessary financing. As U.S. based financing companies develop foreign based lending operations in these countries, Medical Marketplace intends to become the financing company's used equipment vendor of choice.

Medical Marketplace intends to significantly grow the number of domestically based outside sales representatives. This expansion will enable the Company to call on a far greater number of end-users which will increase the number of opportunities to provide equipment and to purchase equipment at the most favorable prices. Medical Marketplace has generally focused on larger transaction sizes (i.e. greater than $50,000). Due to the complex technical nature of the equipment, the potential need for the customer to prepare the equipment site, including obtaining government permits and the significant sale prices involved in a transaction, a transaction can take up to a year to complete, although most transactions are completed in four months or less. Consequently, Medical Marketplace's revenue and operating results can vary materially from month to month.

Medical Equipment Competition

Medical Marketplace competes directly with the new medical equipment OEM's like GE Medical Systems, Picker, Toshiba, Philip's and Siemens. Many of these new equipment OEM's have used equipment divisions. In addition, Medical Marketplace competes with a growing number of equipment brokers and leasing companies such as Comdisco, Finova, Access Medical and Remed Par. Certain of the Company's competitors have substantially greater financial resources and larger staffs than the Company. The Company believes that only the largest of our competitors can match the technical ability of our employees in the Imaging, X-ray and Ultrasound technologies and only our largest competitors have the financial strength to inventory expensive MRI, CT or Ultrasound equipment. Consequently, the Company feels that it can effectively compete against the large OEM's in used equipment transactions and will have competitive advantages over specialized equipment brokers on end-user transactions.

Government Regulation

The Company has not been materially affected by government regulations applicable to either its computer products or its medical equipment business.

Patents, Trademarks, Licenses and Franchises

The  Company has been granted by the United States Patent and Trademark Office
(i) a trademark for the AcceleRAIDer, on October 6, 1992, (ii) a servicemark for Computer Marketplace, on November 3, 1992, and (iii) a servicemark for Medical Marketplace, Inc. on August 20, 1996.

The Company does not own any other patents, trademarks, licenses, or franchises which would be considered significant to the Company's business.

Credit Facilities

In September 1995, the Company entered into a revolving credit facility agreement ("Credit Facility") with a financing company. This Credit Facility replaced the then outstanding $2,000,000 revolving credit line with a bank. The Credit Facility allows the Company to borrow up to $2,500,000 and bears interest at a rate of 2.25% above the lender's "reference rate" (as defined). The borrowing capacity under the Credit Facility is dependent upon "eligible" (as defined) accounts receivable and inventory, and fluctuates daily. The Credit Facility is collateralized by substantially all of the Company's assets, except for real property. The Credit Facility expires in September 1997.

Additionally, as of June 30, 1996, the Company had long-term debt financing collateralized by its Corona headquarters and Mariposa locations, in the amounts of $1,274,336 and $156,671, respectively.

Employees

As of June 30, 1996, the Company employed eighty (80) full-time persons and three (3) part-time persons, including forty-six (46) persons in sales, marketing and related activities, nineteen (19) persons in technical operations and maintenance, and eighteen (18) persons in general administration and finance. The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union. At June 30, 1996 the computer operations employed seventy-one (71) full-time and part-time people. The medical operations employed nine (9) full-time people and the asset recovery operations employed three (3) full-time people.

As a result of management's focus to reduce costs and capitalize on the efficiencies gained by administrative improvements, as of September 9, 1996, the Company employed seventy-three (73) full-time persons and two (2) part-time persons, including thirty-nine (39) persons in sales, marketing and related activities, nineteen (19) persons in technical operations and maintenance, and seventeen (17) persons in general administrative and finance. At September 9, 1996, the computer operations employed sixty-seven (67) full-time and part-time people and the medical operations employed eight (8) full-time people.

Item 2.   PROPERTIES

On April 23, 1987, L. Wayne Kiley and Nancy Kiley, the Company's President and Secretary, respectively, purchased a fifty percent (50%) undivided interest in the land and 5,000 square-foot building at 205 East Fifth Street, Corona, California, which had, until February 1994, served as the Company's headquarters, and subsequently was used as an interim sales office and temporary headquarters for Medical Marketplace until October, 1995. On June 30, 1987, the Kiley's deeded their fifty percent (50%) interest in the land and building to the Company in exchange for 952,623 shares of common stock of the Company. The other fifty percent (50%) interest in the land and building is owned by Jack Mooney, an unrelated third party. In 1996, the Company listed this property for sale.

On October 27, 1993, the Company purchased, at a trustee sale, a 68,457 square-
foot  building  in  Corona,  California, for  approximately  $1,757,000.   The
building, which currently has over 12,000 square feet of office space, is used as the Company's headquarters. Due to favorable local real estate market conditions, in August 1996, the Company listed this facility for sale.

In conjunction with the acquisition of certain assets of Synergy Solutions, Inc., and International Associated Marketing Corporation, the Company assumed a lease covering approximately 4,500 square feet of office/warehouse space located in Livonia, Michigan, which is used by Superior Solutions, Inc. Rent of $3,000 is due monthly through February 1997.

On January 21, 1994, the Company purchased a two-story, 6,300 square-foot office building located in Mariposa, California, for $215,000. The Company uses a part of the building for a sales office, communication products repair facility and warehouse. The Company has renovated this facility and has fully leased the unused space.

The Company leases office space for its branch office at Traverse City, Michigan, from the Company's President. The rent for this approximately 2,700 square foot location is $2,700 per month. The three-year lease, which contains an option for the Company or the landlord to cancel with six (6) months notice after each full year, expires on July 31, 1998.

Management believes that the above properties are adequately covered by insurance.

Item 3.   LEGAL PROCEEDINGS

The Company commenced an unfair trade name infringement action entitled Computer Marketplace, Inc. v. RK Productions/Case No. 260667 in Riverside County, California Superior Court on January 20, 1995. The defendant failed to respond to the Company's complaint, and is therefore, in default. Subsequently, the defendant (under the name National Productions, Inc.) filed a Federal lawsuit in the Central District of California entitled National Productions, Inc. v. Computer Marketplace, Inc./Case No. 95-3225 on May 19, 1995. Computer Marketplace has counter claimed in the Federal action which supersedes the earlier state court action. Discovery in the case is substantially complete and currently the case is in the negotiation phase. The outcome of this lawsuit cannot be predicted, but the Company intends to vigorously defend the action and is of the opinion that the lawsuit will not have a material effect on the results of operations, cash flows and financial position of the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II
                                    -------

Item 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS

The Company's securities commenced trading on The Nasdaq SmallCap Market system upon the effectiveness of the Company's Initial Public Offering on June 22, 1993. The Initial Public Offering consisted of 4,140,000 Units, each Unit consisting of one (1) share of Common Stock, one (1) Class A Redeemable Common Stock Purchase Warrant and one (1) Class B Redeemable Common Stock Purchase Warrant. Effective June 22, 1993, the Common Stock, the Class A Warrants and the Class B Warrants comprising the Units were separated and began trading under the symbols "MKPL" and "MKPLW" and "MKPLZ", respectively. The Units began trading under the symbol "MKPLU". The Common Stock, the Class A Warrants and the Class B Warrants are regularly quoted and traded on the Nasdaq SmallCap Market system. On the close of business on May 10, 1994, at the request of the Company, the Units were delisted. As of September 20, 1996, there were approximately 62 holders of record of the Company's common stock.

The following table indicates the high and low bid prices for the Company's, Common Stock, the Class A Warrants and the Class B Warrants for each of the quarters in the period from July 1, 1994, through June 30, 1996, based upon information supplied by the Nasdaq system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

               For the Period from July 1, 1994 to June 30, 1996
               -------------------------------------------------
                               Quoted Bid Price
                               ----------------

                  1st Quarter      2nd Quarter     3rd Quarter     4th Quarter
                  ------------------------------------------------------------

1996 Common Stock:
- ----
       High             3/4           9/16           17/32              21/32
       Low              9/32          9/32            1/4                1/4
     Class A Warrants
       High             5/32          1/8             1/8                5/32
       Low              1/32          1/32            1/16               1/32
     Class B Warrants
       High             1/16          3/32            1/16               3/32
       Low              1/16          1/16            1/16               1/32

1995 Common Stock:
- ----
       High           3            1  7/16         1 11/32               7/16
       Low            1 1/4          19/32            3/8                1/4
     Class A Warrants
       High           1 1/2           7/16            7/16               7/32
       Low              5/16          1/4             7/32               1/32
     Class B Warrants
       High           1 1/4           5/32            7/16               1/8
       Low              1/8           1/8             1/8                1/16

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Continued)


On September 20, 1996, the closing bid prices of the Common Stock, the Class A Warrants and the Class B Warrants as reported on The Nasdaq SmallCap Market System were $7/16, $1/16 and $1/32, respectively.

Computer Marketplace has no dividend policy, is restricted by its revolving credit agreement to pay cash dividends, and does not intend to pay any dividends in the foreseeable future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in the Form 10-KSB.

Results of Operations

Year Ended June 30, 1996 compared to Year Ended June 30, 1995

Total revenues for the year ended June 30, 1996 were $30,000,952 compared to $31,524,365 for the year ended June 30, 1995. This represents a decrease of $1,523,413 or 5%. Revenues from product sales for the year ended June 30, 1996 totaled $28,370,434 a $1,782,030 or 6% decrease compared to $30,152,464 for the year ended June 30, 1995. Revenues from rental, service and other for the year ended June 30, 1996, were $1,630,518, a $258,617 or 19% increase compared to $1,371,901 for the year ended June 30, 1995.

Superior Solutions, Inc., contributed approximately $1,592,000 in revenues for the year ended June 30, 1996 compared with approximately $2,499,000 for the year ended June 30, 1995. Superior Solutions, Inc.'s performance was disappointing and it appears that this below-standard performance will continue into the next fiscal year. In late January 1996, the local manager of the subsidiary was replaced. In addition, certain employees, including an experienced sales representative, resigned. Computer Marketplace, Inc., has implemented a strategy to more fully integrate Superior Solutions, Inc.'s networking and sales operations and networking products lines into its
California based networking and sales operations. This integration has resulted, effective July 1, 1996, in these operations becoming a branch of Computer Marketplace rather than remaining a separate legal entity.

Medical Marketplace, Inc. contributed approximately $2,880,000 in revenues for the year ended June 30, 1996, compared to approximately $601,000 for the year ended June 30, 1995. Continuing investments made by Medical Marketplace, Inc. in experienced sales representatives and technical staff, as well as a growing recognition within the industry as an established reseller of previously owned and upgraded magnetic resonance imaging, computed tomography scanner and ultrasound equipment have positively impacted the sales of this subsidiary. Continued revenue growth and sustained profitability for this subsidiary are expected into the next fiscal year.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

Aggregate cost of revenues for the years ended June 30, 1996 and 1995 were $25,386,732 or 85% of revenues and $26,669,092 or 85% of revenues, respectively. Cost of revenue percentages are expected to remain relatively stable during the next fiscal year with small decreases anticipated. Factors which will favorably reduce the cost of revenues percentage include; a company focus toward higher margin transactions through a focus on our end user customer base, a change in computer sales representative compensation plans which includes a substantially higher base salary and less of a commission component than prior periods and the positive effect that higher margin medical equipment sales has on the consolidated percentage.

Selling, general and administrative ("SG&A") expenses for the years ended June 30, 1996 and 1995 were $5,601,670 or 19% of revenues and $5,827,722 or 18% of revenues, respectively. The aggregate decrease in SG&A expenses from the prior period was $226,052 or 4%. The decrease in SG&A expenses is attributed to cost reduction efforts which were partly offset by increases in costs associated with the expanded operations of Medical Marketplace, Inc. and the change in computer sales representative compensation plans mentioned above. SG&A expenses attributed to Medical Marketplace, Inc. were approximately, $472,000 and $254,000 for the years ended June 30, 1996 and 1995, respectively.

Operating loss was $987,450 and $972,449 for the years ended June 30, 1996 and 1995, respectively. This $15,001 or 2% unfavorable change was due primarily to losses incurred in the first and fourth quarters of fiscal 1996.

Interest expense for the year ended June 30, 1996, was $371,728 compared to $207,281 for the year ended June 30, 1995. Management anticipates that interest expense will remain stable in the next fiscal year. Decreases in interest expense are possible depending on the success of selling the Company's headquarters facility and the success in raising additional money through a private placement.

The Company's net loss was $1,331,431 or $0.16 per share for the year ended June 30, 1996, versus $1,224,709 or $0.15 per share for the year ended June 30, 1995. The net loss was a result of the business conditions described herein.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Variability of Periodic Results and Seasonality

Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period; however, management does not see any seasonality or predictability to these fluctuations.

Liquidity and Capital Resources

The Company has historically financed its growth and cash needs primarily through borrowings and cash generated from operations. The funds received through the initial public offering in June 1993, in the amount of approximately $6.6 million, enabled the Company to eliminate most of its long-term debt at that time. Working capital at June 30, 1996 and 1995, was $2,724,984 and $3,868,587, respectively.

During the year ended June 30, 1996, the Company used the June 30, 1995 available cash and cash equivalents of approximately $748,000 and the availability of borrowing under the Company's revolving Credit Facility in order to fund the operations of the Company. Investments made by the Company include improvements to its facilities of approximately $123,000, the purchase of mobile medical equipment to be used for rental of approximately $114,000 and investments of approximately $150,000 for other equipment.

Management has emphasized an inventory reduction program encompassing both stored inventory, as well as inventory on short-term rental contracts. In addition, a program has been established to reduce outstanding accounts receivable. Management believes these disciplined strategic reductions will enhance the Company's operating effectiveness, provide additional liquidity, and reduce the exposure to negative accounts receivable and inventory valuation adjustments caused by changing market conditions. During 1996, the inventory and accounts receivable reduction programs resulted in decreases of inventory and accounts receivable of approximately $441,000 and $429,000, respectively. Certain temporary increases in inventory amounts may occur due to selected purchases made by the Company which are intended to be sold quickly. Additional inventory and accounts receivable increases are expected relating to Medical Marketplace, Inc.'s growth.

In addition, management has investigated alternative financing options which could be utilized for our foreign customers in order to enhance the opportunities for the Company's medical equipment subsidiary's growth. The Company has delayed implementation of these financing options as medical equipment subsidiary has been focused on domestic sales. Longer-term cash requirements, other than for normal operating expenses, are anticipated for acquisition candidates. The Company plans to seek additional funds through either a private placement or secondary offering in the next six (6) months. In addition, the Company has listed for sale two properties located in Corona, California. Management intends to use the additional funding and proceeds from the building sales in order to pay down related long-term debt and borrowings on the revolving credit facility in addition to significantly growing the business of our medical equipment subsidiary.

Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III
                                   --------


Item 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL   PERSONS,
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The following persons are the current executive officers and directors:

Name                   Age    Position
- ----                   ---    --------

L. Wayne Kiley         53     President, Chief Executive Officer and Director


David L. Roekle (1)    48     Senior Vice President

Thomas Iwanski         38     Vice President, Chief Financial Officer,
                              Assistant Secretary and Director

Richard S. Pisapia     51     Senior Vice President Sales

A. Evan Windholz       32     Vice President Sales - Eastern Region

Nancy Kiley            38     Secretary and Director

Michael MacQueen       39     Controller

J.R. Achten            53     Director

Thomas E. Evans, Jr.   56     Director

- ------------------------

(1) David L. Roekle resigned as a director and Chief Operating Officer of the Company in February 1996. Mr. Roekle's employment with the Company ended in August 1996.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board.

Outside directors shall receive $10,000 per year as compensation for their services. Directors who are also officers of the Company do not receive any compensation for serving on the Board of Directors. All Directors are reimbursed by the Company for any expenses incurred in attending Directors' meetings.

Item 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL   PERSONS,
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT (Continued)


Background of Executive Officers and Directors

L. Wayne Kiley has been the President and Chief Executive Officer of the Company since March 2, 1984, and a director since June 19, 1983. From 1978 to 1983, he was a self-employed independent real estate developer in Tucson, Arizona. From 1970 to 1978, he was the owner of the Business Exchange in Santa Ana, California. He graduated in 1969 from Michigan State University with a Bachelor of Arts degree in political science.

David L. Roekle had served as Chief Operating Officer and director of the Company since June 1995, and as Senior Vice President of the Company since April 1994. Mr. Roekle began his employment with the Company in 1986 as an Account Executive where he developed a niche market with the IBM RISC System/6000 mid-range systems. During 1989 to 1990, Mr. Roekle operated his own company called Solid Rock Computer Group, Inc. Mr. Roekle then returned to the Company as an Account Executive until he was promoted to Director of Marketing in 1993. Mr. Roekle has worked in several production and operation management capacities for various large companies.

Thomas Iwanski has been a director, Vice President and Chief Financial Officer of the Company since July 1994, and Assistant Secretary since April 1995. From 1991 to 1994, Mr. Iwanski was employed at Wahlco Environmental Systems, Inc., a NYSE-listed international company, where he was Corporate Controller. From 1981 to 1991, Mr. Iwanski was employed in the public accounting firm of KPMG Peat Marwick, where he served most recently as a senior manager in the audit department. Mr. Iwanski is a Certified Public Accountant. Mr. Iwanski received his Bachelor of Business Administration degree from the University of Wisconsin-Madison.

Richard S. Pisapia has served as Senior Vice President Sales since November 1995, and previously served as Vice President Sales - Western Region since July 1995. From 1992 to 1995, Mr. Pisapia operated his own Company, which specialized in the international distribution of hardware and software products. During 1990 to 1992, Mr. Pisapia was the Vice President Sales at CALABCO, a large computer distribution company.

A. Evan Windholz has served as Vice President Sales - Eastern Region since July 1995, and previously served as Vice President Sales and Operations since December of 1993. From March of 1992 through December 1993, Mr. Windholz was employed by the Company as General Manager. From 1985 to 1991, Mr. Windholz held various sales and management positions for Scher Tire, Inc., a large Southern California Goodyear automotive franchise. Mr. Windholz received formal education through the Business School of California State University of Long Beach.

Nancy Kiley has served as Secretary and director of the Company since March 2, 1984, and is the wife of L. Wayne Kiley, the Company's President and Chief Executive Officer.

Item 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL   PERSONS,
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT (Continued)


Michael MacQueen has served as Controller of the Company since December 1994. From July 1994 to December 1994, Mr. MacQueen was employed at the Bank of Hemet, where he served as Vice President, Controller and Consultant. From 1988 to 1994, Mr. MacQueen was employed in the public accounting firm of KPMG Peat Marwick, where he served most recently as a manager in the audit department. Mr. MacQueen is a Certified Public Accountant. Mr. MacQueen received his Bachelor of Arts from the University of California, Los Angeles, and his Master of Business Administration from the California State Polytechnic University, Pomona.

J. R. Achten has been a director of the Company since May 1993. Mr. Achten has been President and Chief Executive Officer of Millennium Enterprises, Inc., located in Laguna Niguel, California, since 1987. Millennium Enterprises, Inc. is in the business of real estate sales and development, as well as computer sales. Mr. Achten attended Long Beach State College and graduated with a Bachelor of Arts degree in Economics.

Thomas E. Evans, Jr. has been a director since February 1994. Mr. Evans, since July 1995, has been the President, Orange County Division, of Fidelity National Title Insurance Company. Since 1993, he served as Vice President, and prior to that, held various senior management positions with that same company since 1980. Mr. Evans is a member of the American Land Title Association and is President of California Land Title Association. Mr. Evans served from 1984 to 1992 as a director of Fidelity National Financial, Inc., which is listed on the New York Stock Exchange.

Nancy Kiley and L. Wayne Kiley are married. Except for such relationship, there are no family relationships among any of the directors or executive officers of the Company.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended June 30, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were satisfied.

Item 10.  EXECUTIVE COMPENSATION


The following table shows all the cash compensation paid or to be paid by the Company to the Chief Executive Officer, three of the Company's executive officers and a former officer who received in excess of $100,000 in annual salary and bonus, for the fiscal years ended June 30, 1996, 1995, and 1994:

                                                     Long-Term
                                        Annual      Compensation
                                     Compensation      Awards
                                   ----------------    ------
            (a)              (b)     (c)       (d)       (g)         (I)
- --------------------------- ----   -------- -------  ----------  ------------
                                                       Number      All Other
Name and Principal Position Year    Salary    Bonus  of Options  Compensation
- --------------------------- ----   -------- -------  ----------  ------------


L. Wayne Kiley, President   1996   $303,814  $   -   1,175,000 (3)  $ 1,313
Chief Executive Officer and 1995   $302,500  $   -   1,000,000      $ 3,702
Director                    1994   $275,000  $ 1,077       -        $ 4,966

David L. Roekle,            1996   $223,717  $   -     250,000 (3)  $   -
Senior Vice President,      1995   $218,400  $   -         -        $   -
Chief Operating Officer and 1994   $ 84,618  $   -     100,000      $   921
Director (2)

Thomas Iwanski,
Vice President              1996   $ 97,885  $   -     180,000 (3)  $   -
Chief Financial Officer,    1995   $ 87,561  $   -                  $   -
Assistant Secretary and
Director

Richard S. Pisapia,         1996   $ 80,808  $19,423   125,000      $ 3,461
Senior Vice President Sales

Joanne Mitchell,            1995   $ 18,386  $   -         -        $   -
Account Executive (1)       1994   $305,214  $   468       -        $ 4,285

(1) Ms. Mitchell resigned in June 1994. The 1995 salary includes amounts paid in July 1994 related to prior sales.

(2) Mr. Roekle's employment with the Company ended in August 1996.

(3) The number of stock options awarded includes 1,000,000, 100,000 and 30,000 for L. Wayne Kiley, David L. Roekle and Thomas Iwanski, respectively, which were replacements for an equal number of stock options previously issued to these individuals.

The 1995 and 1994 salaries for David L. Roekle do not include $8,000 and $128,307, respectively, of consulting fees paid to Mr. Roekle's wholly owned company, Solid Rock Computer Group, Inc. See "Certain Relationships and Related Transactions".

The Company adopted a profit sharing plan in January 1991. The plan provided for voluntary employee contributions and discretionary contributions by the Company. The plan was intended to qualify as a defined contribution plan under the Internal Revenue Code of 1986. The amounts earned under the plan by the named individuals in the Executive Compensation table are reflected under the column headed "All Other Compensation". Due to the differences between the plan year and the Company's fiscal year, the 1994 amount represents fifty percent (50%) of the 1993 plan year contribution for L. Wayne Kiley and David
L. Roekle.

In January 1995, the Company adopted a new combined 401(k) and profit sharing plan (the "Plan") which replaced the prior plans. The new Plan covers substantially all of the Company's eligible employees. The new Plan is available to all employees with more than one (1) year of service or, to employees employed by the Company on February 1, 1995. Company contributions to the profit sharing component of the Plan will be at the discretion of management. Company contributions to the 401(K) component of the Plan will be based on a percentage of employee contributions as determined by management. The charge to operations related to the Plan for the years ended June 30, 1996 and 1995, was $18,421 and $23,398, respectively.

The Board of Directors may, in the future, adopt such other employee benefit and executive compensation programs as it deems advisable and consistent with the best interest of the stockholders and the financial condition of the Company.

Outside directors shall receive $10,000 per year as compensation for their services. Directors who are also officers of the Company do not receive any compensation for serving on the Board of Directors. All Directors are reimbursed by the Company for any expenses incurred in attending Directors' meetings.

In May 1994, the Board of Directors of the Company approved the issuance of up to 1,800,000 options to certain employees and consultants of the Company (the "Options"). The Options vested immediately upon the grant thereof and are exercisable at $2.40 per share (or 80% of the fair market value on the date of grant) at any time prior to May 10, 1997. The Company granted 800,000 of the available Options during fiscal year 1994. The remaining 1,000,000 Options were granted in July 1994 to L. Wayne Kiley, the President and Chief Executive Officer of the Company. In June 1996, the Board of Directors of the Company approved the issuance of new non-qualified stock options to those employees and consultants who currently held the Options. These replacement options required the cancellation of the prior options, are immediately vested and are exercisable at $1.00 per share at any time prior to June 11, 2000. A total of 1,683,000 options were issued at $1.00 per share.

On January 3, 1996, the Company's Board of Directors approved the issuance of 948,500 non-qualified stock options to substantially all employees of the Company, its subsidiaries, and the non-employee directors, to purchase shares of the Company's common stock at an exercise price equal to 100% of the market value of the Company's common stock on the date of grant. The stock options require future employment or services to the Company and vest one third each on January 3, 1997, January 3, 1998, and January 3, 1999, respectively. The stock options must be exercised by January 3, 2006. On January 3, 1996, 942,500 stock options were granted at an exercise price of $.28125 per share.

On June 11, 1996, the Company's Board of Directors approved the issuance of 65,000 non-qualified stock options to seven employees of the Company. These stock options require future employment to the Company and vest one third each on June 11, 1997, June 11, 1998 and June 11, 1999, respectfully. The stock options must be exercised by June 11, 2006. On June 11, 1996, 65,000 stock options were granted at an exercise price of $.5625 per share.

In February 1995, the stockholders approved the Company's 1994 Stock Plan which allows for the issuance of stock options, restricted stock, deferred stock, bonus shares performance awards, dividend equivalent rights, limited stock appreciation rights and other stock-based awards, or any combination thereof. The maximum number of shares of Common Stock with respect to which awards may be granted is initially 1,000,000 shares.

The following table contains information concerning the grant of stock options to executive officers of the Company during the last fiscal year:

                       Option Grants in Last Fiscal Year
                       ---------------------------------
                               Individual Grants
                               -----------------

           (a)                (b)   (c)     (d)     (e)      (f)      (g)
                                    % of
                                    Total                 Potential Realizable
                                   Options                 Value at Assumed
                            Number Granted               Annual Rates Of Stock
                              of      in  Exercise      Price Appreciation For
                           Options  Fiscal Price Expiration    Option Term
Name                       Granted   Year  ($/sh)   Date        5%       10%
- ------------------------- --------- ------ ------- ------- ---------- --------


L. Wayne Kiley, President  175,000 (1) 44%  .28125 1/03/06 $  30,953 $  78,442
Chief Executive Officer  1,000,000 (2)     1.00    6/10/00   215,506   464,100
and Director

David  L.  Roekle          150,000 (1)  9%  .28125 1/03/06    26,531    67,236
Senior  Vice  President    100,000 (2)     1.00    6/10/00    21,550    46,410

Thomas  Iwanski            150,000 (1)  7%  .28125 1/03/06    26,531    67,236
Vice  President,            30,000 (2)     1.00    6/10/00     6,465    13,923
Chief Financial Officer,
Asst. Secretary and Director

Richard  S.  Pisapia       125,000 (1)  5%  .28125 1/03/06    19,818    52,382
Senior Vice President Sales   -               -    6/10/00

A.  Evan  Windholz          50,000 (1)  3%  .2815  1/03/06     8,843    22,412
Vice  President  Sales -    40,000 (2)     1.00    6/10/00     8,620    18,564
Eastern Region

Michael  MacQueen           10,000 (1)  1%  .28125 1/03/06     1,768     4,482
Controller                  15,000 (2)     1.00    6/10/00     3,232     6,961

(1)  Stock options granted in January 1996.
(2)  Stock options granted in June 1996.


The following table contains information concerning the aggregated option exercises during the last fiscal year and option positions at June 30, 1996, by executive officers of the Company:

                Aggregated Option Exercises in Last Fiscal Year
                -----------------------------------------------
                           and FY-End Option Values
                           ------------------------
(a)                    (b)           (c)             (d)             (e)
                                                   Number of       Value of
                                                   Securities    Unexercised
                                                   Underlying   In-the-Money
                                              Unexercised Options  Options at
                   Number of                       at FY-End,       FY-End,
                 Shares Acquired  Dollar Value    Exercisable/        All
     Name          on Exercise      Realized     Unexercisable   Unexercisable
- ---------------- ---------------  ------------ ---------------  --------------


L. Wayne Kiley            -          -             1,000,000 /
                                                     175,000       $ 54,688

David L. Roekle           -          -               100,000 /
                                                     150,000       $ 46,875

Richard S. Pisapia        -          -                     0 /
                                                     125,000       $ 39,063

Thomas Iwanski            -          -                30,000 /
                                                     150,000       $ 46,875

A. Evan Windholz          -          -                40,000 /
                                                      50,000       $ 15,625

Michael MacQueen          -          -                15,000 /
                                                      10,000       $  3,125

Employment Agreements

On October 16, 1992, the Company entered into an employment agreement for a five (5) year term (the "Employment Term") with an additional one (1)year renewal term with L. Wayne Kiley, President and Chief Executive Officer of the Company. Pursuant to such employment agreement, Mr. Kiley will receive an annual salary of $275,000 per annum with an annual ten percent (10%) increase, effective on the agreement anniversary date, so long as the Company is profitable for the preceding fiscal year. The employment agreement also provides for the use by Mr. Kiley of a Company car, disability insurance and for bonuses and other incentive compensation as the Board of Directors deems appropriate, based upon the Company's operating performance or other reasonable criteria. In addition, Mr. Kiley will have the option (the "Option") to purchase up to eighteen percent (18%) of the Company's common stock, so long as the Company achieves certain earnings before the payment of interest and taxes ("EBIT"), such targets to commence with EBIT of $1,250,000 during any of the Company's fiscal years occurring during the Employment Term. The purchase price for the shares of common stock purchased pursuant to the Option is equal to $1.60 per share, which is eighty percent (80%) of the per share price offered to the public in connection with the Company's initial public offering.

Nancy Kiley entered into a five (5) year employment agreement with the Company as Secretary, effective October 1992. This agreement provides for a base salary of $18,000 for fiscal year 1992 with increases of $2,000 per year thereafter. The employment agreement also provides annual cost of living increases, the use of a Company car, bonuses and other incentive compensation as the Board of Directors deems appropriate, based upon the Company's operating performance or other reasonable criteria.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth certain information, as of September 20, 1996, with respect to the beneficial ownership of the outstanding common stock by
(i) any holder of more than five percent (5%) of the outstanding shares of the Company's common stock; (ii) each of the Company's executive officers and directors; and (iii) the directors and executive officers of the Company as a group:

       Name and Address         Amount and Nature of     Approximate Percent
    of Beneficial Owner (1)     Beneficial Ownership           of Class
   ---------------------------  --------------------     -------------------


   L. Wayne Kiley (2)(5)(8)         3,230,100                   34.8%

   Nancy Kiley (2)(8)               2,060,100                   25.4%

   Kiley Children's Trust (3)         500,000                    6.2%

   J. R. Achten (4)(6)(8)             605,000                    7.4%

   David L. Roekle (6)(8)             250,000                    3.0%

   Thomas Iwanski (6)(8)              194,500                    2.3%

   Richard S. Pisapia(8)              145,000                    1.8%

   A. Evan Windholz (6)(8)             90,000                    1.1%

   Michael MacQueen (7)(8)             25,000                     .3%

   Thomas E. Evans, Jr. (6)(8)         26,000                     .3%


   Directors and Executive          4,010,600                   40.0%
   Officers as a Group
   (9 persons) (3)(4)(5)(6)(8)

(1) Unless  otherwise indicted, the address of the beneficial  owner  is:   c/o
    Computer  Marketplace,  Inc.,  1490 Railroad  Street,  Corona,  California,
    91720.

(2) L. Wayne Kiley and Nancy Kiley are the joint owners of 1,495,100 shares of the common stock. The children of L. Wayne Kiley and Nancy Kiley are the beneficiaries of the Kiley Children's Trust, which trust holds 500,000 shares of common stock. In addition L. Wayne Kiley and Nancy Kiley formed and are directors of a charitable organization called Operation Frontline which holds 60,000 shares of common stock. The Kiley's disclaim beneficial ownership with respect to the shares of common stock held by the Kiley Children's Trust and Operation Frontline.

(3) The Kiley Children's Trust was formed by L. Wayne Kiley and Nancy Kiley for the benefit of their children.

(4) Includes 500,000 shares of common stock held by the Kiley Children's Trust. A sole trustee of such trust, Mr. Achten has the right to vote and dispose of such shares of common stock. In addition, includes 60,000 shares of common stock held by Operation Frontline for which Mr. Achten is a director. Mr. Achten disclaims beneficial ownership with respect to the shares of common stock held by the Kiley Children's Trust and Operation Frontline.

(5) L. Wayne Kiley in July 1994, was granted 1,000,000 fully vested stock options which are exercisable at $2.40 per share. These options expire May 10, 1997. On June 11, 1996 the above stock options were exchanged for the same quantity of new stock options which are fully vested, exercisable at $1.00 per share and expire on June 11, 2000.

(6) The amount includes stock options granted in May 1994, which are fully vested while employed by the Company but expire on the earlier of 90 days after termination or resignation, or on May 10, 1997, and are exercisable at $2.40 per share. The following are the current directors and executive officers who received stock options with the number of stock options indicated in parenthesis: J. R. Achten (40,000), Thomas E. Evans, Jr. (20,000), David L. Roekle (100,000), A. Evan Windholz (40,000) and Thomas Iwanski (30,000). On June 11, 1996 the above stock options were exchanged for the same quantity of new stock options which are fully vested, exercisable at $1.00 per share and expire on June 11, 2000.

(7) A total of 15,000 stock options were granted in June 1995. Terms of the stock options are the same as the May 1994 grant. On June 11, 1996 the above stock options were exchanged for the same quantity of new stock options which are fully vested, exercisable at $1.00 per share and expire on June 11, 2000.

(8) The amount includes stock options granted in January 1996. The following are the current Directors and Executive Officers who received stock options with the number of stock options indicated in parenthesis: L. Wayne Kiley (175,000), Nancy Kiley (5,000), J.R. Achten (5,000), David Roekle (150,000), Thomas Iwanski (150,000), Richard Pisapia (125,000), A. Evan Windholz (50,000), Michael MacQueen (10,000) and Thomas Evans (5,000).

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


On April 16, 1987, the Board of Directors of the Company approved the issuance of shares of the Company's common stock to L. Wayne Kiley and Nancy Kiley as the purchase price for their one-half (1/2) interest in the premises located at 205 East Fifth Street, Corona, California, along with the assumption of certain debt owing on such premises.

The Company leased, on a month-to-month basis, 3,000 square feet of warehouse space located at 8509 Bedford Motorway, Corona, California, from L. Wayne Kiley, the Company's President and founder, for $1,000 per month. The Company terminated this arrangement shortly after the Company's closing on the Corona headquarters/warehouse facility. Total rent paid on this lease was $8,000 for fiscal year 1994.

In May 1994, the Board of Directors of the Company approved the issuance of up to 1,800,000 options to certain employees and consultants of the Company (the "Options"). The Options vested immediately upon the grant thereof and are exercisable at $2.40 per share (or 80% of the fair market value on the date of grant) at any time prior to May 10, 1997. The Company granted 800,000 of the available Options during fiscal year 1994. The remaining 1,000,000 Options were granted in July 1994 to L. Wayne Kiley, the President and Chief Executive Officer of the Company. In June 1996, the Board of Directors of the Company approved the issuance of new non-qualified stock options to those employees and consultants who currently held the Options. These replacement options required the cancellation of the prior options, are immediately vested and are exercisable at $1.00 per share at any time prior to June 11, 2000. A total of 1,683,000 options were issued at $1.00 per share.

On January 3, 1996, the Company's Board of Directors approved the issuance of 948,500 non-qualified stock options to substantially all employees of the Company, its subsidiaries, and the non-employee directors, to purchase shares of the Company's common stock at an exercise price equal to 100% of the market value of the Company's common stock on the date of grant. The stock options require future employment or services to the Company and vest one third each on January 3, 1997, January 3, 1998, and January 3, 1999, respectively. The stock options must be exercised by January 3, 2006. On January 3, 1996, 942,500 stock options were granted at an exercise price of $.28125 per share.

On June 11, 1996, the Company's Board of Directors approved the issuance of 65,000 non-qualified stock options to seven employees of the Company. These stock options require future employment to the Company and vest one third each on June 11, 1997, June 11, 1998 and June 11, 1999, respectfully. The stock options must be exercised by June 11, 2006. On June 11, 1996, 65,000 stock options were granted at an exercise price of $.5625 per share.

In February 1995, the stockholders approved the Company's 1994 Stock Plan which allows for the issuance of stock options, restricted stock, deferred stock, bonus shares performance awards, dividend equivalent rights, limited stock appreciation rights and other stock-based awards, or any combination thereof. The maximum number of shares of Common Stock with respect to which awards may be granted is initially 1,000,000 shares. No awards or shares have been granted under this Plan.

The Company has made consulting fee payments to David L. Roekle's wholly owned Company, Solid Rock Computer Group, Inc., in the amounts of $8,000 and $128,307 for fiscal years 1995 and 1994, respectively. On August 15, 1994, the consulting arrangement with Solid Rock Computer Group, Inc. was terminated.

The Company leases office space for its branch office at Traverse City, Michigan, from the Company's President. The rent for this approximately 2,700 square foot location is $2,700 per month. The three-year lease, which contains an option for the Company or the landlord to cancel with six (6) months notice after each full year, expires on July 31, 1998.

                                    PART IV
                                    -------


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a) (1) Financial Statements.

The following financial statements are included in Part II, Item 7:

Report of Independent Auditors                                     F-1

Consolidated Balance Sheet as of June 30, 1996                     F-2

Consolidated Statements of Operations for the years ended
   June 30, 1996, and 1995                                         F-3

Consolidated Statements of Stockholders' Equity for the years
   ended June 30, 1996 and 1995                                    F-4

Consolidated Statements of Cash Flows for the years ended
   June 30, 1996 and 1995                                          F-5

Notes to Consolidated Financial Statements                         F-6 - F-21

(a) (2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the information required is included in the consolidated financial statements and notes thereto.

(a) (3) Exhibits

The following is a list of exhibits filed as part of this Annual Report. Where so indicated by footnote, the exhibits have either been previously filed, and are hereby incorporated by reference:

Exhibit
Number
- -------

   1.01  Form of Underwriting Agreement.  (1)

   1.02  Form of Selected Dealers Agreement.  (1)

   3.01  Certificate of Incorporation of the Company.  (1)

   3.02  By-Laws of the Company.  (1)

   3.03  Certificate of Amendment of Certificate of Incorporation. (3)

   4.01  Certificate for shares of Common Stock.  (1)

   4.02  Specimen Certificate for Class A Warrants.  (1)

   4.03  Specimen Certificate for Class B Warrants.  (1)

   4.04  Intentionally left blank.

   4.05  Form of Warrant Agreement.  (1)

   4.06  Form of Underwriter's Unit Purchase Option.  (1)

   5.01  Opinion of Brandeis, Bernstein & Wasserman, as counsel to the Company.  (1)

  10.01  Agreement   between  International   Business   Machines
         Corporations and the Company.  (1)

  10.02  Employment  Agreement between the Company  and  L.  Wayne Kiley.  (1)

  10.03 Stock purchase Agreement among the Company, L. Wayne Kiley, Nancy Kiley and Jordan Belfort. (1)

  10.04  Loan Documents between the Company and Sharon Allen.  (1)

  10.05  Lease for office space at 205 East Fifth Street,  Corona, California.
         (1)

  10.06  Lease for office space at 3439-B Woodland Drive, Mariposa,
         California.  (1)

  10.07  Lease for office space at Pennington, New Jersey.  (1)

  10.09  Form of Bridge Loan Documents.  (1)

  10.10 Installment Payment Master Agreement between IBM Credit Corporation and the Company. (1)

  10.11 Non-exclusive Domestic Dealer Agreement between Autodesk, Inc. and the Company. (1)

  10.12 Distributorship Agreement between Sparks Ind., Inc., Delphi Data Division, and the Company. (1)

  10.13 End-User Distribution Agreement between Universal Software, Inc. and the Company. (1)

  10.14 Non-exclusive Sales Distributorship Agreement between Universal Data Systems, Inc. and the Company. (1)

  10.15 Changes in Terms Agreement between Western Community Bank and the Company. (1)

  10.16 Term Loan Promissory Note issued by the Company in favor of Jack Mooney. (1)

  10.17 Consulting and List Purchase Contract between David L. Wieseler and the Company. (1)

  10.18 Commercial Real Estate Contract between the Company and Mariposa County Unified School District dated August 25, 1993. (2)

  10.19 Retainer Agreement dated January 3, 1994, between the Company and Alan M. Novich, Esq. (3)

  10.20 Revolving Credit Agreement between Union Bank and Computer Marketplace, Inc. (3)

  10.21 Commercial Promissory Note between Union Bank and Computer Marketplace, Inc. (3)

  10.22 Note Secured by Deed of Trust dated July 8, 1994, between The J. David Gladstone Institutes and Computer Marketplace, Inc. (3)

  10.23 Deed of Trust with Assignment of Rents and Fixtures filing by Computer Marketplace, Inc. dated July 8, 1994. (3)

  10.24 Absolute Assignment of Leases and Rents by Computer Marketplace, Inc. to The J. David Gladstone Institutes, dated July 8, 1994. (3)

  10.25 Security Agreement dated July 8, 1994, by Computer Marketplace, Inc., in favor of The J. David Gladstone Institutes. (3)

  10.26 Representations and Warranties to The J. David Gladstone Institutes made by Computer Marketplace, Inc. dated July 11, 1994. (3)

  10.27 Environmental Indemnity dated July 8, 1994, by Computer Marketplace, Inc. for the benefit of The J. David Gladstone Institutes. (3)

  10.28 Promissory Note dated December 28, 1993, between Computer Marketplace, Inc. and Yosemite Bank. (3)

  10.29 Business Loan Agreement dated December 28, 1993, between Computer Marketplace, Inc. and Yosemite Bank. (3)

  10.30 Deed of Trust dated December 28, 1993, among Computer Marketplace, Inc., Yosemite Bank and Fidelity National Title. (3)

  10.31 Commercial Guaranty of Computer Marketplace, Inc. Indebtedness, dated January 18, 1991, by L. Wayne Kiley to Western Community Bank.
         (3)

  10.32 Promissory Not dated January 18, 1991, by Computer Marketplace and Western Community Bank. (3)

  10.33 Business Loan Agreement dated January 18, 1991, between Computer Marketplace, Inc. and Western Community Bank. (3)

  10.34 Asset Purchase Agreement by and among SSI/PC Outlet Acquisition Corporation, Synergy Solutions, Inc., International Associated Marketing Corporation, and The Dean Family, dated a of January 1, 1994. (3)

  10.35 Assignment and Assumption Agreement dated as of January 1, 1994, by and among SSI/PC Outlet Acquisition Corporation, Synergy Solutions, Inc., International Associated Marketing Corporation, Donald Dean, Mark Dean, Randy Dean and Katherine Vitale. (3)

  10.36 Bill of Sale dated January 1, 1994, by Synergy Solutions, Inc., and International Associated Marketing Corporation to SSI/PC Outlet Acquisition Corporation. (3)

  10.37 Software Purchase Agreement, dated as of January 1, 1994, between SSI/PC Outlet Acquisition Corp. and Donald Dean, Mark Dean, Randy Dean and Katherine Vitale. (3)

  10.38 Asset Purchase Agreement, dated November 12, 1993, between Computer Marketplace, Inc. and International Computer Sales, Inc. (3)

  10.39 Sun Microsystems Computer Corporation U.S. Indirect Value Added Reseller ("IVAR") Agreement dated September 7, 1994, between Sun Microsystems Computer Company and Computer Marketplace, Inc. (3)

  10.40 IBM Surplus PC Reseller Profile Agreement dated June 15, 1994, between IBM and Computer Marketplace, Inc. (3)

  10.41 Loan Agreement dated October 24, 1994, between ComputerMarketplace, Inc. and Union Bank. (4)

  10.42 Commercial Promissory Note between Union Bank and Computer Marketplace, Inc. (4)

  10.43 Security Agreement dated October 24, 1994, by Computer Marketplace, Inc., in favor of Union Bank. (4)

  10.44 Arbitration Agreement between Union Bank and Computer Marketplace, Inc. (4)

  10.45 Loan and Security Agreement dated September 14, 1995, by Computer Marketplace, Inc., Superior Solutions, Inc. and Medical Marketplace, Inc., in favor of CoastFed Business Credit Corporation. (5)

  10.46 Accounts Collateral Security Agreement dated September 14, 1995, by Computer Marketplace, Inc., Superior Solutions, Inc. and Medical Marketplace, Inc., in favor of CoastFed Business Credit Corporation.
         (5)

  10.47 Inventory Collateral Security Agreement dated September 14, 1995, by Computer Marketplace, Inc., Superior Solutions, Inc. and Medical Marketplace, Inc., in favor of CoastFed Business Credit Corporation.
         (5)

  10.48 Joint and Several Borrower Rider dated September 14, 1995, by Computer Marketplace, Inc., Superior Solutions, Inc. and Medical Marketplace, Inc., in favor of CoastFed Business Credit Corporation.
         (5)

  21.01  Subsidiaries of the Registrant

- ---------------

    (1)  Previously filed with the   Securities  and  Exchange  Commission  as
         Exhibits to the Registrant's Registration. Statement of Form SB-2, File No. 33-60346LA, dated June 22, 1993, and incorporated herein by reference.

    (2) Incorporated herein by reference to the Form 10-KSB of the Registrant for the year ended June 30, 1993.

    (3) Incorporated herein by reference to the Form 10-KSB of the Registrant for the year ended June 30, 1994.

    (4) Incorporated herein by reference to the Form 10-QSB of the Registrant for the quarterly period ended December 31, 1994.

    (5) Incorporated herein by reference to the Form 10-KSB of the Registrant for the year ended June 30, 1995.

    (b)  Reports on Form 8-K

         None.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 20th day of September, 1996.

                                 COMPUTER MARKETPLACE, INC.



                                 By:  /s/ L. Wayne Kiley
                                      ----------------------------------------
                                      L. Wayne Kiley, President



                                 By:  /s/ Thomas Iwanski
                                      ----------------------------------------
                                      Thomas Iwanski, Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                     Title                         Date
- ---------                     -----                         ----



/s/ L. Wayne Kiley            President,                    September 20, 1996
- ---------------------------   Chief Executive Officer and
L. Wayne Kiley                Director



/s/ Thomas Iwanski            Vice President,               September 20, 1996
- ---------------------------   Chief Financial Officer,
Thomas Iwanski                Assistant Secretary and
                              Director


/s/ Nancy Kiley               Secretary and                 September 20, 1996
- ---------------------------   Director
Nancy Kiley



/s/ J. R. Achten              Director                      September 20, 1996
- ---------------------------
J. R. Achten



/s/ Thomas E. Evans, Jr.      Director                      September 20, 1996
- ---------------------------
Thomas E. Evans, Jr.

                  Index to Consolidated Financial Statements


                                                                   Pages
                                                                   -----

Report of Independent Auditors......................................F-1


Consolidated Balance Sheet as of June 30, 1996......................F-2


Consolidated Statements of Operations for the
   years ended June 30, 1996 and 1995...............................F-3


Consolidated Statements of Stockholders' Equity for the
   years ended June 30, 1996 and 1995...............................F-4


Consolidated Statements of Cash Flows for the
   years ended June 30, 1996 and 1995...............................F-5


Notes to Consolidated Financial Statements......................... F-6 - F-21

                         Report of Independent Auditors


To the Board of Directors and Stockholders of Computer Marketplace, Inc.

We have audited the accompanying consolidated balance sheet of Computer Marketplace, Inc., and its subsidiaries, as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Marketplace, Inc. and its subsidiaries, as of June 30, 1996, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.











                                        MOORE STEPHENS, P.C.
                                        Certified Public Accountants








Cranford, New Jersey
August 16, 1996

                 Computer Marketplace, Inc., and Subsidiaries
                          Consolidated Balance Sheet
                                 June 30, 1996


Assets
- ------
Current assets:
   Cash and cash equivalents                                   $     594,921
   Accounts receivable (less allowance for
       doubtful accounts of $108,464)                              3,045,740
   Inventory, net (note 3)                                         3,151,837
   Notes receivable - related parties                                295,744
   Other current assets                                              394,748
                                                                 -----------

         Total current assets                                      7,482,990

Property held for sale, net                                        2,183,453
Property and equipment, net (note 4)                                 969,684
Other assets                                                          73,832
                                                                 -----------

         Total assets                                          $  10,709,959
                                                                 ===========

Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
   Notes payable (note 5)                                      $   2,174,841
   Accounts payable                                                1,959,425
   Accrued payroll and payroll related liabilities                   295,193
   Current portion of long-term debt (note 6)                         63,152
   Other current liabilities                                         265,395
                                                                 -----------

         Total current liabilities                                 4,758,006

Long-term debt (note 6)                                            1,526,606
Other liabilities                                                    136,491

Commitments and contingencies (note 10)

Stockholders' equity:
   Preferred stock - $.0001 par value, 1,000,000 shares
         authorized, no shares issued and outstanding
   Common stock - $.0001 par value, 50,000,000 shares                 -
         authorized, 8,114,542 shares issued and outstanding             811
   Capital in excess of par value                                  6,906,593
   Accumulated deficit                                            (2,618,548)
                                                                 -----------
         Total stockholders' equity                                4,288,856
                                                                 -----------

         Total liabilities and stockholders' equity            $  10,709,959
                                                                 ===========

See notes to consolidated financial statements.

                  Computer Marketplace, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                      Years ended June 30, 1996 and 1995



                                                     1996            1995
                                                -------------   -------------


Revenues -
   Product sales, rental, service and other     $  30,000,952   $ 31,524,365


Cost and expenses:
   Cost of revenues - product sales, rental,
     service and other                             25,386,732     26,669,092
   Selling, general and administrative              5,601,670      5,827,722
                                                   ----------     ----------

                                                   30,988,402     32,496,814
                                                   ----------     ----------

Operating loss                                       (987,450)      (972,449)
                                                   ----------     ----------


Other income (expense):
   Interest expense                                  (371,728)      (207,281)
   Interest income                                      3,840         14,116
   Miscellaneous income                                23,907          2,577
                                                   ----------     ----------

                                                     (343,981)      (190,588)
                                                   ----------     ----------

Loss before income taxes                           (1,331,431)    (1,163,037)

Provision for income taxes (note 12)                    -             61,672
                                                   ----------     ----------

Net loss                                        $  (1,331,431)  $ (1,224,709)
                                                   ----------     ----------

Net loss per share                              $        (.16)  $       (.15)
                                                   ==========     ==========

Weighted average common shares outstanding          8,114,542      8,100,861
                                                   ==========     ==========

See notes to consolidated financial statements.


                  Computer Marketplace, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                      Years ended June 30, 1996 and 1995


                         Common Stock
                      ------------------- Capital in                 Total
                                          excess of Accumulated  stockholders'
                         Shares    Amount par value   deficit       equity
                      -----------  ------ --------- -----------  ------------


Balance, June 30, 1994  8,090,302   $809 $6,890,688 $   (62,408)  $ 6,829,089

Issuance of common stock
in connection with asset
purchase (note 16)         24,240      2     15,905                    15,907

Net loss                                             (1,224,709)   (1,224,709)
                        ---------   ----- ---------   ---------     ---------

Balance, June 30, 1995  8,114,542   $811 $6,906,593 $(1,287,117)  $ 5,620,287


Net loss                                             (1,331,431)   (1,331,431)
                        ---------   ----  ---------   ---------     ---------

Balance, June 30, 1996  8,114,542   $811 $6,906,593 $(2,618,548)  $ 4,288,856
                        =========   ====  =========   =========     =========




See notes to consolidated financial statements.



















                  Computer Marketplace, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                      Years ended June 30, 1996 and 1995

                                                     1996             1995
                                                -------------    -------------
Cash flows from operating activities:
    Net loss                                    $ (1,331,431)    $ (1,224,709)
Adjustments to reconcile net loss
    to net cash used in operating activities:
       Depreciation and amortization                 302,062          220,446
       Provisions for losses on accounts receivable (104,253)         187,717
       Provisions for losses on inventory           (289,823)         351,372
       Other valuation provisions                     (5,004)         162,223
       Write-off of other assets and goodwill        174,218          204,298
       Other                                          (1,492)          (2,770)

Changes in assets and liabilities:
       Accounts receivable                           429,137         (516,175)
       Inventory                                     441,264       (1,728,253)
       Other current assets                          (86,656)         (49,068)
       Accounts payable                                5,261          414,810
       Accrued payroll and related liabilities      (171,063)         157,526
       Other current liabilities                      28,977          (71,163)
                                                  ----------       ----------

           Net cash used in operating activities    (608,803)      (1,893,746)
                                                  ----------       ----------

Cash flows from investing activities:
    Cash paid for acquisition                           -             (36,791)
    Decrease in notes receivable - related parties    14,485            9,276
    Purchase of property and equipment              (370,631)        (572,949)
    Proceeds from sale of equipment                   10,775             -
    Increase in other assets                         (41,317)            (433)
                                                  ----------       ----------

           Net cash used in investing activities    (386,688)        (600,897)
                                                  ----------       ----------

Cash flows from financing activities:
    Net increase in notes payable                    874,841          700,000
    Proceeds from long-term debt                      21,255        1,320,688
    Payments on long-term debt                       (53,349)         (92,656)
                                                  ----------       ----------

       Net cash provided by financing activities     842,747        1,928,032
                                                  ----------       ----------

Decrease in cash and cash equivalents               (152,744)        (566,611)

Cash and cash equivalents, beginning of year         747,665        1,314,276
                                                  ----------       ----------
Cash and cash equivalents, end of year          $    594,921     $    747,665
                                                  ==========       ==========

Supplemental disclosures of cash flow information:
    Cash paid for interest                         $ 354,553     $    197,537
    Net cash paid for (received from) income taxes $   4,776     $   (129,011)

Supplemental disclosures of non-cash operating and investing activities:
    In September 1995, $274,235 of accounts payable was reclassified to other liabilities to reflect the negotiated payment terms.
    During the year ended June 30, 1995, capital stock valued at $15,907 was issued as consideration for acquisitions.
See notes to consolidated financial statements.

                  Computer Marketplace, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements


 1.  Organization and Business
     -------------------------

     Computer Marketplace, a California corporation, was incorporated on July 19, 1983, as Quality Associates, Inc. and changed its name to Computer Marketplace in June 1987. In March 1993, Computer Marketplace changed its name to Computer Marketplace, Inc. ("Computer Marketplace") and its state of incorporation from California to Delaware. Computer Marketplace is currently engaged in the national wholesale distribution of new and used computer equipment to dealers, computer maintenance companies, leasing companies, equipment brokers, and end-users. Computer Marketplace purchases computer equipment from a variety of sources and suppliers and sells or rents the equipment nationwide and in Europe to companies ranging in size from small companies to Fortune 50 corporations. The computer industry is highly competitive and may be affected by rapid changes in technology and customer spending habits. Management believes the Company's ability to provide customers with an unmatched selection of products, a high level of customer service and competitive pricing allows it to compete effectively against other companies in the industry. In March 1994, a wholly owned subsidiary, Medical Marketplace, Inc. ("Medical Marketplace"), was formed to engage in distribution of used medical equipment to health care providers. In September 1994, a wholly owned subsidiary, Marketplace Asset Recovery Services, Inc. ("MARS") was formed to perform asset recovery assignments, repossessions and asset verifications. In June 1996, management began the process of closing down the operations of MARS. In August 1996, the subsidiary was renamed Marketplace Leasing, Inc., ("MLI"). Management intends to utilize MLI as the Company's future equipment leasing subsidiary. The operation of MARS to date, has not been material to the consolidated financial statements. In January 1994, Computer Marketplace formed a wholly owned subsidiary, Superior Solutions, Inc. ("SSI")
     (formerly called Computer Marketplace-SSI, Inc.), located in Livonia, Michigan, to purchase certain assets and assume certain obligations of Synergy Solutions, Inc., and International Associated Marketing
     Corporation. These companies were engaged principally in the development, installation and maintenance of local and wide area networks, were Novell Platinum Authorized Resellers, and were also selling computer hardware. On July 1, 1996, the employees of SSI began operating as a sales and networking branch of Computer Marketplace. The distinct business operations of SSI will be gradually phased down as the operations are better integrated into Computer Marketplace. Computer Marketplace and its subsidiaries are hereinafter referred to as the "Company".

 2.  Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Consolidation
     ----------------------
     The accompanying consolidated financial statements include the accounts of Computer Marketplace, Medical Marketplace, SSI and MARS. All material intercompany balances and transactions have been eliminated.

                  Computer Marketplace, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Continued)


     Revenue Recognition
     -------------------

     The Company records product sales revenue when goods have been shipped and rental revenue ratably over the term of the rental.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid instruments with a maturity of three (3) months or less when purchased to be cash equivalents.

     Inventory
     ---------

     Inventory,  which consists primarily of previously owned finished  goods,
     is  stated  at  the  lower  of  cost or net realizable  value.   Cost  is
     generally determined by specific identification.

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Improvements to rented office space are amortized over the shorter of the lease term or the life of the improvement.

     Impairment
     ----------

     The Company's intangible assets, including software development costs, and customer lists, are reviewed at least annually as to whether their carrying value has become impaired. Management considers these assets to be impaired if the carrying value exceeds the discounted future projected cash flows from related operations. If impairment is deemed to exist, these assets will be written down to the lower of projected discounted cash flow or management's estimate of fair value. Management also evaluates the periods of amortization to determine whether later events and circumstances warrant revised estimates of the useful life of these assets. In June 1996, the Company charged operations $174,218 related to the write-off of goodwill. In June 1995, the Company charged operations $162,050 related to impaired software development costs and deferred offering costs. As of June 30, 1996, management expects the remaining intangible assets to be fully recoverable.

     Other Liabilities
     -----------------

     Other liabilities represents the long-term portion of a balance owed to a vendor under negotiated extended payment terms. The final payment under this arrangement is expected to be made in March, 1998.

                  Computer Marketplace, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Continued)


     Net Loss Per Share of Common Stock
     ----------------------------------

     Net loss per share of common stock is computed on the basis of the weighted average share of common stock outstanding plus equivalent shares arising from the effect of dilutive stock options and warrants using the treasury stock method. For fiscal years 1996 and 1995, the per share results were computed without consideration for contingently issuable shares underlying stock options and warrants as the effect on the per share results would be anti-dilutive. Fully diluted and primary loss per share are the same of all periods presented.

     Estimates
     ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassification
     ----------------

     Certain reclassifications have been made to prior year consolidated financial statements to conform to classifications used in the current year.

  3. Inventory
     ---------

         Inventory                                                $ 2,182,448
         Inventory on short-term rental                             1,190,605
                                                                    ---------
                                                                    3,373,053
         Less inventory valuation allowance                           221,216
                                                                    ---------

             Inventory, net                                       $ 3,151,837
                                                                    =========

                  Computer Marketplace, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Continued)


     Inventory on short-term rental consists of new and previously owned computer-related equipment which is typically rented to customers for a few months to fulfill their temporary computing needs. The Company, based on the satisfactory economics of the transaction, will allocate existing inventory to the transaction if the product is available in-house, or purchase the equipment to meet the customer's needs. At the expiration of the rental period, upon the return of the equipment to the Company, the equipment is remarketed for sale along with similar equipment in the Company's inventory. The Company charges operations for an estimate of the inventory's valuation decrease while it is on temporary rental. Net (decreases) increases to the inventory valuation allowance associated with the Company's inventory were $(289,823) and $351,372 for the years ending June 30, 1996 and 1995, respectively.

 4.  Property and Equipment
     ----------------------

     Property and equipment consists of the following as of June 30, 1996:

         Land                                                     $    53,750
         Building and property improvements                           252,816
         Machinery and equipment                                      782,577
         Furniture and fixtures                                       147,503
         Automobiles and trucks                                       170,507
         Long-term rental equipment                                   129,763
                                                                    ---------

                                                                    1,536,916
         Less accumulated depreciation                                567,232
                                                                    ---------

             Property and equipment, net                          $   969,684
                                                                    =========

     Property Held For Sale
     ----------------------

     Property held for sale consists of the fifty percent (50%) Company owned facility at 205 East Fifth Street in Corona, California and the Company's main facility located at 1490 Railroad Street in Corona. Accumulated depreciation associated with the two facilities at June 30, 1996 was $21,122 and $119,155, respectively. The decision to classify this property as held for sale was made at June 30, 1996.

                  Computer Marketplace, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Continued)


5.  Notes Payable
    -------------

     In September 1995, the Company entered into a new revolving credit facility agreement ("Credit Facility") with a financing company. This Credit Facility replaced the then outstanding $2,000,000 revolving credit line with a bank. The Credit Facility allows the Company to borrow up to $2,500,000 and bears interest at rate of 2.25% above the lender's "reference rate" (as defined). The borrowing capacity under the Credit Facility is dependent upon "eligible" (as defined) accounts receivable and inventory, and fluctuates daily. At June 30, 1996, borrowings under the Credit Facility and additional amounts available for borrowing under the Credit Facility were $2,174,841 and $195,758, respectively. The Credit Facility is collateralized by substantially all of the Company's assets, except for real property. The Credit Facility expires in September 1997.

 6.  Long-term Debt
     --------------

     As of June 30, 1996, long-term debt consisted of the following:

         Note payable, due August 1, 2004, interest at 9.50%,
             payment of principal and interest of $11,364 per
             month, balloon payment of $1,086,485 due
             August 1, 2004, collateralized by a real estate
             deed of trust                                        $ 1,274,336

         Note payable to a bank, due February 2, 1999, interest
             at  9.25%, payment of principal and interest of
             $1,391 per month, balloon payment of $151,421 due
             February 2, 1999, collateralized by real estate
             deed of trust                                            156,671

         Note payable to a bank, due July 15, 2018, interest at a
             variable rate, collateralized by a real estate deed
             of trust(note 8 "Notes Receivable - Related Parties")     99,959

         Note payable to a bank due February 5, 1997, interest at
             a variable rate, balloon payment of $19,554 due
             February 5, 1997, collateralized by a real estate
             deed of trust (note 8 "Other Transactions")               25,554

         Other                                                         33,238
                                                                    ---------
                                                                    1,589,758

             Less current portion of long-term debt                    63,152
                                                                    ---------
                   Total long-term debt                           $ 1,526,606
                                                                    =========

                  Computer Marketplace, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Continued)


     The prime rate at June 30, 1996, was 8.25%

     Maturities of principal due in the following years are set forth below:


         Year ending
           June 30,
         -----------

            1997                                                 $    63,152
            1998                                                      30,842
            1999                                                     179,073
            2000                                                      23,712
            2001                                                      23,550
         Thereafter                                                1,269,429
                                                                   ---------
                  Total                                          $ 1,589,758
                                                                   =========


 7.  Employment Contracts
     --------------------

     The Company has employment contracts with most of its sales representatives for terms ranging from one (1) to three (3) years. Commissions are paid monthly based on a Company formula. As part of the contracts, the sales representatives agree to a restrictive covenant not-to-compete upon termination.

     In October 1992, the Company entered into 5-year employment agreements with two (2) officers for an aggregate annual salary of $293,000. These agreements provide for an aggregate increase of approximately ten percent (10%) each year, if the Company is profitable. One of the agreements provides for stock purchase rights (aggregating up to 18% of the Company's outstanding common stock) priced at $1.60 per share if certain earnings before the payment of interest and taxes are met.

     In January 1994, the Company, in connection with an asset purchase agreement (note 16), entered into 5-year employment agreements with two
     (2) individuals for an initial annual salary of $40,000 each, then increasing to $45,000 for the second year. The agreements provide for annual ten percent (10%) increases, if the Company is profitable, and for sales and performance bonuses. In addition, in January 1995, each of the four (4) individuals associated with Synergy Solutions, Inc. and International Associated Marketing Corporation received 6,060 shares of common stock of the Company.

                  Computer Marketplace, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Continued)

8.   Related Party Transactions
     --------------------------

     At  June  30, 1996, amounts due to or from related individuals have  been
     included  in  the  accompanying  consolidated  financial  statements   as
     follows:

     Notes Receivable - Related Parties
     ----------------------------------

     On June 30, 1990, the Company sold an investment in residential property to a business associate of the principal stockholder. The Company received an all-inclusive note and deed of trust for $250,000. The note was originally due on December 31, 1993, and interest-only payments are due monthly at twelve percent (12%). This note is currently in default; however, management has decided not to call the note as interest payments continue to be made. The Company is obligated to pay the underlying mortgages on the property (note 6). Additional advances are made to cover repairs and other related expenses on the above property. The balance owed on these advances amounted to $63,209 as of June 30, 1996. The original amount of the note is personally guaranteed by the Company's President and a reserve has been established for amounts in excess of the guaranteed amount.

     Short-term loans were made to several employees during the years ended June 30, 1996 and 1995. These loans, which bear interest at rates between ten percent (10%) and twelve percent (12%), amounted to $18,999 and $32,235 as of June 30, 1996 and 1995, respectively.

     The Company's subsidiary, Superior Solutions, Inc., has two (2) agreements outstanding with the former owners of Synergy Solutions, Inc. and International Associated Marketing Corporation, totaling, with interest $26,745, as of June 30, 1996. The agreements bear interest at five percent (5%) and are due by November 1, 1997.

     Other Transactions
     ------------------

     The Company owns an undivided fifty percent (50%) interest in its former Corona headquarters building. The other fifty percent (50%) interest is owned by a business associate of the principal stockholder. Accordingly, the Company recorded fifty percent (50%) of the total cost of land and building on its financial statement, as well as fifty percent (50%) of the mortgage balance (note 6).

     Effective August 1, 1995, the Company entered into a lease with the Company's President for office space at the Traverse City, Michigan location. The rent for this approximately 2,700 square foot location is $2,700 per month. Rent Expense for the year ended June 30, 1996 was $29,700. The three-year lease, which contains an option for the Company or the landlord to cancel with six (6) months notice after each full year, expires on July 31, 1998.

     The Company paid consulting fees to a company owned by an officer in the amount of $8,000 for fiscal year 1995. The consulting arrangement with the company was terminated in August 1994.

                  Computer Marketplace, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Continued)


 9.  Fair Value Of Financial Instruments
     -----------------------------------

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("Statement 107"). The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value assumptions.

     Estimated fair values of the Company's financial instruments (all of which are held for nontrading purposes) are as follows:

                                                           June 30, 1996
                                                      -----------------------
                                                        Carrying      Fair
                                                        Amount       Value
                                                      -----------------------

     Financial assets:
         Cash and cash equivalents                 $    594,921   $   594,921
         Notes receivable - related parties             295,744       295,744

     Financial liabilities:
         Notes payable                                2,174,841     2,174,841
         Long-term debt                               1,589,758     1,584,432

     Cash and Cash Equivalents
     -------------------------

     The fair value of cash and cash equivalents approximates the carrying amount reported in the balance sheet.

     Notes Receivable - Related Parties
     ----------------------------------

     The fair value of notes receivable - related parties is based on current rates at which the Company would lend funds with similar characteristics and maturities. At June 30, 1996, the fair value of these notes approximates the carrying amounts reported in the balance sheets.

     Notes Payable
     -------------

     The fair value of notes payable is based on current rates at which the Company could borrow funds with similar characteristics. At June 30, 1996, the fair value of notes payable approximates the carrying amount reported in the balance sheet.

                  Computer Marketplace, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Continued)


     Long-term Debt
     --------------

     The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

10.  Commitments and Contingencies
     -----------------------------

     Litigation
     ----------

     The Company commenced an unfair trade name infringement action entitled Computer Marketplace, Inc. v. RK Productions/Case No. 260667 in Riverside County, California Superior Court on January 20, 1995. The defendant failed to respond to the Company's complaint, and was therefore, in default. Subsequently, the defendant (under the name National Productions, Inc.) filed a Federal lawsuit in the Central District of California entitled National Productions, Inc. v. Computer Marketplace, Inc./Case No. 95-3225 on May 19, 1995. Computer Marketplace has counter claimed in the Federal action which supersedes the earlier state court action. Discovery in the case is substantially complete and currently the case is in the negotiation phase. The outcome of this lawsuit cannot be predicted, but the Company intends to vigorously defend the action and is of the opinion that the lawsuit will not have a material effect on the results of operations, cash flows and financial position of the Company.

     Lease Commitments
     -----------------

     The Company leases various office facilities and equipment under operating leases expiring through 1999. Rent expense related to these leases for the years ended June 30, 1996 and 1995, was $114,629 and $102,314, respectively.

     As of June 30, 1996, aggregate future minimum rental payments on noncancelable operating leases with initial terms in excess of one (1) year, which are all for office space, are as follows:

           June 30,
         ----------
            1997                                                 $    56,400
            1998                                                      32,400
            1999                                                       2,700
                                                                   ---------
                                                                 $    91,500
                                                                   =========

                  Computer Marketplace, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Continued)



11.  Profit Sharing Plan and 401(k) Plan
     -----------------------------------

     In January 1995, the Company adopted a new combined 401(k) and profit sharing plan (the "Plan") which replaced the prior plans. The new Plan will cover substantially all of the Company's eligible employees. The new Plan is available to all employees with more than one (1) year of service or, to employees employed by the Company on February 1, 1995. Company contributions to the profit sharing component of the Plan will be at the discretion of management. Company contributions to the 401(k) component of the Plan is based on a percentage of employee contributions, but is at the discretion of management. The charge to operations related to the Plan for the years ended June 30, 1996 and 1995, was $18,421 and $23,398, respectively.

12.  Income Taxes
     ------------

     Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and tax purposes. Temporary differences are caused primarily by depreciation, inventory valuation allowances and accounts receivable allowance for doubtful accounts.

     Generally accepted accounting principles require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. The deferred tax asset attributable to operating loss carryforwards amounted to approximately $1,000,000 at June 30, 1996. Because the Company does not as yet have a history of continuing profitability, any deferred tax asset established for the operating loss carryforward would correspondingly require a valuation of allowance of the same amount. Accordingly, no deferred tax asset is reflected in these consolidated financial statements.

     No provision for Federal income taxes has been made during the fiscal years ended June 30, 1996 and 1995, because of the Company's net loss position and utilization of net operating losses. The 1995 provision for income taxes reflects current and prior year provisions for minimum state taxes, as well as adjustments for prior year state tax refunds not realized in 1995.

     The Company has net operating loss carryforwards of approximately $2,600,000 which begin to expire in 2005.

                  Computer Marketplace, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Continued)


13.  Stockholders' Equity
     --------------------

     Initial Public Offering
     -----------------------

     On June 22, 1993, the Company completed the initial public offering of 4,140,000 units (including the 540,000 underwriters over-allotment units) at $2.00 per unit resulting in net proceeds to the Company of $6,594,179. Each unit consists of one (1) share of common stock and one (1) Class A Redeemable Common Stock Purchase Warrant and one (1) Class B Redeemable Common Stock Purchase Warrant. Each Class A and B Redeemable Common Stock Purchase Warrant entitles the holder to purchase two (2) shares of common stock for $4.75 and $5.50, respectively, commencing one (1) year from the effective date of the offering. In connection with the offering, the Company sold to the Underwriter, for nominal consideration, warrants to purchase an aggregate of 360,000 units ("Underwriters Unit Purchase Options"). The Underwriters Unit Purchase Option is exercisable for a four (4) year period commencing two (2) years after the effective date of the offering at an exercise price of $3.30 per Unit.

     Stock Split
     -----------

     In June 1994, the Company effected a two-for-one stock split of the outstanding shares of common stock of the Company by changing the 4,045,151 then outstanding shares of common stock, par value $.0001 per share, into 8,090,302 shares of common stock of the Company, par value $.0001 per share. All share data has been adjusted to reflect this change.


     Stock Options and Other Stock-Based Awards
     ------------------------------------------

     In May 1994, the Board of Directors of the Company approved the issuance of up to 1,800,000 options to certain employees and consultants of the Company (the "Options"). The Options vest immediately upon the grant thereof and are exercisable at $2.40 per share (or 80% of the fair market value on the date of grant) at any time prior to May 10, 1997. The Company granted 1,000,000 options in July 1994 to the President of the Company. In June 1996 the Board of Directors of the Company approved the issuance of new non-qualified stock options to those employees and consultants who currently held any of the options exercisable at $2.40 per share. These replacement options required the cancellation of the prior options are immediately vested and are exercisable at $1.00 per share at any time prior to June 11, 2000. A total of 1,683,000 options were issued at $1.00 per share.

                  Computer Marketplace, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Continued)


     On January 3, 1996, the Company's Board of Directors approved the issuance of 948,500 non-qualified stock options to substantially all employees of the Company, its subsidiaries, and the non-employee directors, to purchase shares of the Company's common stock at an exercise price equal to 100% of the market value of the Company's common stock on the date of grant. The stock options require future employment or services to the Company and vest one third each on January 3, 1997, January 3, 1998, and January 3, 1999, respectively. The stock options must be exercised by January 3, 2006. On January 3, 1996, 942,500 stock options were granted at an exercise price of $.28125 per share.

     On June 11, 1996, the Company's Board of Directors approved the issuance of 65,000 non-qualified stock options to seven employees of the Company. These stock options require future employment to the Company and vest one third each on June 11, 1997, June 11, 1998 and June 11, 1999, respectfully. The stock options must be exercised by June 11, 2006. On June 11, 1996, 65,000 stock options were granted at an exercise price of $.5625 per share.

     The following is a summary of transactions under the plan:


     Options outstanding at July 1, 1994             800,000     $       2.40

     Granted                                       1,015,000             2.40

     Cancelled                                       (40,000)            2.40
                                                   ---------

     Options outstanding at June 30, 1995          1,775,000             2.40

     Granted                                       2,690,500      .28125-1.00

     Cancelled                                    (1,790,000)     .28125-2.40
                                                   ---------

     Options outstanding at June 30, 1996          2,675,500     $.28125-1.00
                                                   =========      ===========

     Options exercisable at June 30, 1996          1,683,500     $       1.00
                                                   =========      ===========


     In February 1995, the stockholders approved the Company's 1994 Stock Plan which allows for the issuance of stock options, restricted stock, deferred stock, bonus shares performance awards, dividend equivalent rights, limited stock appreciation rights and other stock-based awards, or any combination thereof. The maximum number of shares of Common Stock with respect to which awards may be granted is initially 1,000,000 shares. No awards or shares have been granted under the 1994 stock plan.

                  Computer Marketplace, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Continued)


14.  Concentrations of Credit Risk
     -----------------------------

     The Company currently maintains cash accounts with financial institutions which exceed the maximum amounts insured by the Federal Depository Insurance Corporation. At June 30, 1996, these uninsured amounts totaled approximately $555,000.

     Generally, the Company does not require collateral or other security to support customer receivables, however the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited.

15.  New Authoritative Pronouncements
     --------------------------------

     Effective July 1, 1996, the Company will adopt Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-
     Lived  Assets and for Long-Lived Assets to be Disposed Of".   Under  SFAS
     121, management will consider its long-lived assets to be impaired if the carrying value exceeds the sum of net cash flows generated by the asset (and from it disposition). These cash flows are not discounted for this
     purpose.    Currently,  management  evaluates  impairment   utilizing   a
     discounted cash flow approach. Adoption of this SFAS is not expected to have a material effect on these consolidated financial statements.

     The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board [APB] Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Option No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial note disclosure purposes in any event. The accounting and disclosure requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. SFAS No. 123 also applies to transactions on which an entity issues  its  equity  instruments to acquire goods or services  from  non-
     employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995. This provision of SFAS No. 123 did not have a material effect on the consolidated financial statements as of and for the year ended June 30, 1996.

                  Computer Marketplace, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Continued)


16.  Asset Purchase Agreement
     ------------------------

     In January 1994, the Company signed an asset purchase agreement to acquire certain assets and assume certain obligations of Synergy Solutions, Inc. and International Associated Marketing Corporation (note
     1) in exchange for $20,000 and 24,242 shares of common stock of the Company, which had a fair market value of $100,000. In January 1995, the Company issued an additional 24,240 shares of common stock, which had a fair market value of approximately $15,907.

     The acquisition was recorded under the purchase method of accounting and, accordingly, the operating results of Synergy Solutions, Inc. and International Associated Marketing Corporation have been included in the consolidated operating results since the date of acquisition. The total purchase price of $120,000 was allocated to assets acquired based on their estimated fair values. Acquisition related expenses totaling $52,759 were included in goodwill.

     At June 30, 1996, the Company expensed the unamortized goodwill of $174,218 due to the substantial uncertainty that the future cash flows from operations will adequately support the previously recorded goodwill amount.

                  Computer Marketplace, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Continued)

17.  Industry Segments
     -----------------

     The  Company  classifies  its product lines into two  segments:  Computer
     Products and Medical Products. Information about those segments for the year ended June 30, 1996 and 1995 is as follows:

                                                          1996
                                         ------------------------------------
                                           Computer      Medical
                                           Products     Products Consolidated
                                         -----------  ---------- ------------

    Operating revenue                    $27,120,944  $2,880,008  $30,000,952
                                          ==========   =========   ==========

    Operating profit (loss)              $(1,029,182) $   41,732  $  (987,450)
                                          ==========   =========

    Interest expense                                                 (371,728)
    Other nonoperating revenues and expenses                           27,747
                                                                   ----------

        Loss before income taxes                                  $(1,331,431)
                                                                   ==========

    Identifiable assets at June 30, 1996 $ 9,513,177  $1,196,782  $10,709,959
                                          ==========   =========   ==========

                                                          1995
                                         ------------------------------------
                                           Computer      Medical
                                           Products     Products Consolidated
                                         -----------  ---------- ------------

    Operating revenue                    $30,923,670  $  600,695  $31,524,365
                                          ==========   =========   ==========

    Operating loss                       $  (926,085) $  (46,364) $  (972,449)
                                          ==========   =========

    Interest expense                                                 (207,281)
    Other nonoperating revenues and expenses                           16,693
                                                                   ----------

        Loss before income taxes                                  $(1,163,037)
                                                                   ==========

    Identifiable assets at June 30, 1995 $10,543,744  $  794,493  $11,338,237
                                          ==========    ========   ==========


     Operating profit (loss) is total operating revenue less operating expenses, and excludes interest expense and other nonoperating revenues and expenses. Intersegment sales during 1996 and 1995 were immaterial to the consolidated financial statements. Shared operating expenses were allocated to the Medical Products segment at a rate of $5,000 per month for a total of $60,000 in 1996. For 1996, depreciation and amortization expense for the Computer Products and Medical Products industry segments was $264,197 and $11,767, respectively. For 1995, deprecation and amortization expense for the Computer Products and Medical Products industry segments was $217,343 and $3,103, respectively. Capital expenditures for the two segments in 1996 were $224,475 and $146,156, respectively. Capital expenditures for the two segments in 1995 were $548,014 and $24,935, respectively.

                  Computer Marketplace, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Continued)


     Identifiable assets are those used by each segment of the Company's operations and do not include advances from the Computer Products segment to the Medical Products segment totaling $1,219,628 and $787,223 as of June 30, 1996 and 1995, respectively.

18.  Fourth Quarter Adjustments
     --------------------------

     There were certain adjustments recorded in the fourth quarter of fiscal 1996, and 1995, and the aggregate effect of such adjustments was material to the results of that quarter.

     The Company beginning in January 1995, moved to more aggressively reduce the quantity of inventory on hand in a concerted effort to enhance operating efficiency and improve cash flow. During the fourth quarter 1995, the Company charged operations approximately $225,000 for increases to the inventory valuation allowance in excess of normal quarterly charges.

     In addition, the Company, after an extended focus on accounts receivable collections, took charges in the fourth quarter of 1995, of approximately $240,000 related to valuation of the remaining accounts receivable. Approximately $130,000 of this charge related to a single customer. Management continues to actively pursue timely collection on all of the Company's customer accounts.

     Equally significant, in June 1996, the Company charged operations $174,218 related to the write off of goodwill. In June 1995, the Company charged operations $162,050 related to impaired software development costs and deferred offering costs (note 2).

19.  Management's Plans
     ------------------

     The Company has experienced significant losses during each of the past two years aggregating $2,556,140. These losses have caused a corresponding reduction in the Company's working capital. While Management believes that the Company has sufficient working capital, Management has nevertheless, developed plans to improve the working capital position of the Company. During the first quarter of the next fiscal year, Management anticipates a further reduction of operating expenses through additional personnel cutbacks and additional operating expense consolidation. Management's plans also include the sale of the Company's two Corona, California facilities which are expected to reduce substantially all of the Company's long-term debt and are expected to provide an additional $1,000,000 in working capital. In addition, Management intends to seek either a private placement of funds involving either Medical Marketplace or Computer Marketplace or initiate a secondary stock offering. The Company intends to expand the sales forces of both Medical Marketplace and Computer Marketplace as a means to increase sales production and obtain better operating leverage.

Exhibit 21.01
- -------------




                         Subsidiaries of the Registrant.




     Name   of  Subsidiary                           State of Incorporation
     ---------------------                           ----------------------

     Medical Marketplace, Inc.                       Delaware

     Superior Solutions, Inc.,                       Delaware
     formerly Computer Marketplace-SSI, Inc.

     Marketplace Asset Recovery Services, Inc.       Delaware
     (Effective August 8, 1996, the company
      was renamed Marketplace Leasing, Inc.)