Form 10QSB
period 1996-09-30
COMPUTER MARKETPLACE INC
filed 1996-11-13
CIK 900475

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-QSB


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

As of November 12, 1996, 8,114,542 shares of the issuer's common stock were outstanding.

                        This report contains 15 pages.
PAGE>

                                                                           (2)

                  Computer Marketplace, Inc. and Subsidiaries
                                  Form 10-QSB
                                     Index



                                                                          Page
PART I.  Financial Information:                                            No.


        Condensed Consolidated Balance Sheet as of September 30, 1996...     3

        Condensed Consolidated Statements of Operations for the three
            month periods ended September 30, 1996 and 1995.............     4

        Condensed Consolidated Statements of Cash Flows for the three
            month periods ended September 30, 1996 and 1995.............   5-6

        Notes to Condensed Consolidated Financial Statements............   7-9

        Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................... 10-13


PART II. Other Information:

        Exhibits and Reports on Form 8-K................................    14

        Signature.......................................................    15

                                                                           (3)

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                  Computer Marketplace, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheet
                              September 30, 1996
                                  (Unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                                       $     525,234
 Accounts receivable, less allowance for
     doubtful accounts of $97,622                                    3,387,376
 Inventory, net (note 2)                                             2,664,627
 Notes receivable - related parties                                    277,045
 Other current assets                                                  341,046
                                                                   -----------
     Total current assets                                            7,195,328

Property held for sale, net (note 3)                                 2,170,210
Property and equipment, net (note 3)                                   837,908
Other assets                                                            69,986

                                                                   -----------
     Total assets                                                $  10,273,432
                                                                   ===========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Notes payable (note 4)                                          $   2,011,487
 Accounts payable                                                    2,367,539
 Accrued payroll and payroll related liabilities                       210,422
 Current portion of long-term debt                                      56,232
 Other current liabilities                                             173,726
                                                                   -----------
     Total current liabilities                                       4,819,406

Long-term debt                                                       1,519,507
Other liabilities                                                       91,060

Commitments and contingencies (note 5)

Stockholders' equity:
 Preferred stock - $.0001 par value, 1,000,000 shares
     authorized, no shares issued and outstanding
  Common stock - $.0001 par value, 50,000,000 shares
     authorized, 8,114,542 shares issued and outstanding                   811
  Capital in excess of par value                                     6,906,593
  Accumulated deficit                                               (3,063,945)
                                                                   -----------
     Total stockholders' equity                                      3,843,459
                                                                   -----------
     Total liabilities and stockholders' equity                  $  10,273,432
                                                                   ===========
See notes to condensed consolidated financial statements.


                                                                           (4)

                  Computer Marketplace, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                      Three months ended
                                                         September 30,
                                                    1996              1995
                                                -----------       -----------

Revenues -
     Product sales, rental, service and other $  7,179,879     $   6,532,703

Cost and expenses:
   Cost of revenues -
     Product sales, rental, service and other    6,259,661         5,628,287

   Selling, general and administrative           1,259,830         1,224,239
                                               -----------       -----------
                                                 7,519,491         6,852,526
                                               -----------       -----------

Operating loss                                    (339,612)         (319,823)
                                               -----------       -----------

Other income (expense):
   Interest expense                               (115,510)          (76,185)
   Interest income                                     234               794
   Miscellaneous income                              9,491               987
                                               -----------       -----------

                                                  (105,785)          (74,404)
                                               -----------       -----------

Loss before income taxes                          (445,397)         (394,227)


Provision for income taxes                            -                 -
                                               -----------        ----------

Net loss                                      $   (445,397)     $   (394,227)
                                               ===========       ===========
Net loss per share                            $      (0.05)     $      (0.05)
                                               ===========       ===========
Weighted average common shares outstanding       8,114,542         8,114,542
                                               ===========       ===========

See notes to condensed consolidated financial statements.

                                                                           (5)
                  Computer Marketplace, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                        Three months ended
                                                           September 30,
                                                        1996          1995
                                                    -----------   -----------
Cash flows from operating activities:
  Net loss                                        $  (445,397)   $  (394,227)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                   67,161         62,922
       Provisions for losses on accounts receivable   (10,842)        (8,900)
       Provisions for losses on inventory              30,000         14,905
       Other valuation provisions                        -              (901)
       Write-off of other assets                         -             1,278
       Other                                             -              (692)

Changes in assets and liabilities:
  Accounts receivable                                (330,794)        30,290
  Inventory                                           550,721        125,868
  Other current assets                                 53,702         69,498
  Accounts payable                                    362,683       (494,260)
  Accrued payroll and related liabilities             (84,771)      (104,476)
  Other current liabilities                           (91,669)        29,392
                                                   ----------     ----------
Net cash provided by (used in) operating activities   100,794       (669,303)
                                                   ----------    -----------
Cash flows from investing activities:
  Decrease in notes receivable - related parties       18,699          4,680
  Purchase of property and equipment                   (9,375)      (184,513)
  Proceeds from sale of equipment                        -            10,775
  Increase in other assets                             (2,432)       (30,995)
                                                   ----------     ----------
Net cash provided by (used in) investing activities     6,892       (200,053)
                                                   ----------     ----------
Cash flows from financing activities:
  Net (decrease) increase in notes payable           (163,354)       165,409
  Proceeds from long-term debt                           -            21,255
  Payments on long-term debt                          (14,019)       (16,303)
                                                   ----------     ----------
Net cash provided by (used in) financing activities  (177,373)       170,361
                                                   ----------     ----------

                                                                   (continued)

                                                                           (6)
                  Computer Marketplace, Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows, Continued
                                  (Unaudited)


                                                       Three months ended
                                                          September 30,
                                                        1996           1995
                                                    ----------     ----------

Decrease in cash and cash equivalents             $    (69,687)  $   (698,995)
                                                    ----------     ----------

Cash and cash equivalents, beginning of period         594,921        747,665
                                                    ----------     ----------
Cash and cash equivalents, end of period          $    525,234   $     48,670
                                                    ==========     ==========
Supplemental disclosures of cash flow information:
 Cash paid for interest                           $    115,046   $     69,185

Supplemental disclosures of non-cash operating activities:

 During the quarter ended September 30, 1996 $45,431 of other liabilities were reclassified to accounts payable, and fixed assets with a net book value of $93,511 were reclassified to inventory.

 In September 1995, $274,235 of accounts payable were reclassified to other liabilities to reflect the negotiated payment terms.

See notes to condensed consolidated financial statements.

                                                                           (7)

                  Computer Marketplace, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.BASIS OF PRESENTATION
  ---------------------

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of Computer Marketplace, Inc. and subsidiaries (the "Company") as of September 30, 1996, the consolidated results of its operations for the three month periods ending September 30, 1996 and 1995 and its cash flows for the three month periods ending
  September 30, 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended September 30, 1996 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1996.

  Certain amounts in the three month period ended September 30, 1995 condensed consolidated financial statements have been reclassified to conform to the current presentation.

2.INVENTORY
  ---------

                                                 Computer              Medical
Products                                 Products         Total
                                        ----------    ----------   ----------
  Inventory                            $ 1,552,556  $    366,298  $ 1,918,854
  Inventory on short-term rental           996,989          -         996,989
                                        ----------    ----------    ---------
                                         2,549,545       366,298    2,915,843

  Less inventory valuation allowance       251,216          -         251,216
                                        ----------    ----------    ---------

    Inventory, net                     $ 2,298,329  $    366,298  $ 2,664,627
                                        ==========    ==========   ==========



Inventory on short-term rental consists of new and previously owned computer-related equipment which is typically rented to customers for a few months to fulfill their temporary computing needs. The Company, based on the satisfactory economics of the transaction, will allocate existing inventory to the transaction if the product is available in-house, or purchase the equipment to meet the customer's needs. At the expiration of the rental period, upon the return of the equipment to the Company, the equipment is re-marketed for sale along with similar equipment in the Company's inventory. The Company charges operations for an estimate of the inventory's valuation decrease while it is on temporary rental. Net increases to the inventory valuation allowance were $30,000 for each of the three month periods ending September 30, 1996 and 1995, respectively.

                                                                           (8)
                  Computer Marketplace, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


3.PROPERTY AND EQUIPMENT
  ----------------------

  Property and equipment at September 30, 1996 consists of the following:

          Land                                                  $     53,750
          Buildings and property improvements                        252,816
          Machinery and equipment                                    794,951
          Furniture and fixtures                                     147,503
          Automobiles and trucks                                     167,508
          Long-term rental                                            16,513
                                                                 -----------
                                                                   1,433,041

          Less accumulated depreciation                              595,133
                                                                 -----------

              Property and equipment, net                       $    837,908
                                                                 ===========

  PROPERTY HELD FOR SALE
  ----------------------

  Property held for sale consists of the fifty percent (50%) Company owned facility at 205 East Fifth Street in Corona, California and the Company's main facility located at 1490 Railroad Street in Corona. Accumulated depreciation associated with the two facilities at September 30, 1996 was $23,475 and $130,045, respectively. The decision to classify this property as held for sale was made at June 30, 1996.

4.NOTES PAYABLE
  -------------

  In September 1995, the Company entered into a revolving credit facility agreement ("Credit Facility") with a financing company. The Credit Facility allows the Company to borrow up to $2,500,000 and bears interest at a rate of 2.25% above the lender's "reference rate" (as defined). The borrowing capacity under the Credit Facility is dependent upon "eligible" (as defined) accounts receivable and inventory, and fluctuates daily. At September 30, 1996 borrowings under the Credit Facility and additional amounts available for borrowing under the Credit Facility were $2,011,487 and $458,407 respectively. The Credit Facility is collateralized by substantially all of the Company's assets, except for real property. The Credit Facility expires on September 30, 1997, but is automatically renewed for an additional one
  (1) year term unless either party provides written notice to the other party of the desire to cancel the Credit Facility.

                                                                           (9)

                  Computer Marketplace, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


5.COMMITMENTS AND CONTINGENCIES
  -----------------------------

 On November 11, 1996, the Company's Board of Directors approved the anticipated issuance of 500,000 Units, each Unit to be comprised of one (1) share of Medical Marketplace, Inc., the Company's wholly owned subsidiary and eighteen (18) Class D Common Stock Purchase Warrants (the "Class D Warrants"). It is anticipated that each Unit will be offered for $2.00 on a firm commitment basis by Biltmore Securities, Inc., as the Company's placement agent. Each Class D Warrant will be exercisable over a one (1) year period commencing three (3) months following the date of issuance.
 Each Class D Warrant will entitle the holder to purchase one (1) share of the Company's Common Stock at an exercise price of $.417 per share. Each Class D Warrant will be redeemable if the Company's Common Stock equals or exceeds $5.00 per share for any twenty (20) trading days during a period of thirty (30) trading days. The Unit holders will also be granted certain demand and piggyback registration rights.

 In connection with the private placement, the Company expects to enter into a three (3) year consulting agreement with Biltmore Securities, Inc. (or any affiliate thereof), for assistance with corporate finance issues and evaluations of possible business partners. The compensation for these services consists of stock options to purchase 6,000,000 shares of the Company's Common Stock at an exercise price of $.167 per share. These stock options are exercisable for a period commencing upon the consummation by Biltmore Securities, Inc. (or any affiliate thereof), of a financing which provides gross proceeds of approximately $1,000,000 and terminating on the fifth anniversary of the financing date. In addition, the consulting agreement provides that if the Company consummates either an acquisition of one or more businesses introduced to the Company by Biltmore Securities, Inc. (or any affiliate thereof), which have in the aggregate net assets of not less than $2,500,000 or the divestiture of assets outside the ordinary course of business to a purchaser introduced to the Company by Biltmore Securities, Inc. (or any affiliate thereof), resulting in net proceeds to the Company of not less than $2,500,000 then Biltmore Securities, Inc. (or any affiliate thereof), shall be entitled to receive 1,000,000 shares of Company Common Stock simultaneously with the closing of such transaction.

 Following the proposed private placement of the Company's securities, the Company anticipates requesting that the Company's stockholders approve a 1-for-6 reverse stock split with respect to the issued and outstanding shares of the Company's Common Stock.

                                                                          (10)
PART  I. FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in this Quarterly Report and in the audited Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations
contained   in   the  Company's   Form 10-KSB   for   the  fiscal  year  ended
June 30, 1996.

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995
-----------------------------------------------------------------------------

Total  revenues  for  the  quarter ended September 30,  1996  were  $7,179,879
compared  to  $6,532,703  for  the quarter ended  September  30,  1995.   This
represents an increase of $647,176 or 10%.

Revenues from computer product sales and rentals for the quarter ended September 30, 1996 totaled $4,798,741 a $1,672,512 or 26% decrease compared to $6,471,253 for the quarter ended September 30, 1995. The sales decrease is reflective of a general industry sales decrease which results in part from price reductions in new computer hardware which negatively impacts selling prices and sales of used computer hardware. The Company anticipates the lower computer products sales trend to continue into the second quarter.

Medical product sales and rentals contributed $2,381,138 in revenues for the quarter ended September 30, 1996, compared to $61,450 for the quarter ended September 30, 1995. The current quarter's results were favorably affected by two sales which aggregated in excess of $1,500,000. Continuing investments made by Medical Marketplace, Inc. in experienced sales representatives and technical staff, as well as a growing recognition within the industry as an established reseller of previously owned and upgraded magnetic resonance imaging, computed tomography scanner and ultrasound equipment have positively impacted the sales of this subsidiary. Continued growth and sustained profitability for this subsidiary are expected into the next quarter.

Previously owned medical equipment is just beginning to gain acceptance in the health care community as a cost effective alternative to new equipment. The Company believes that its field representative program, financial strength and support structure will provide Medical Marketplace, Inc. a distinct advantage over many of the subsidiary's competitors.

Total aggregate cost of revenues for the quarter ended September 30, 1996 and 1995 were $6,259,661 or 87% of revenues and $5,628,287 or 86% of revenues, respectively. Cost of revenue percentages are expected to remain relatively stable during the next fiscal year with small decreases anticipated. Factors which will favorably reduce the cost of revenues percentage include; a Company focus toward higher margin transactions through a focus on our end user customer base, a change in computer sales representative compensation plans which includes a substantially higher base salary and less of a commission component than prior periods and the positive effect that higher margin medical equipment sales has on the consolidated percentage.

                                                                          (11)

Cost of revenues for computer products were $4,325,265 or 90% of revenues and $5,613,993 or 87% of revenues for the quarters ended September 30, 1996 and 1995, respectively. The higher cost of revenues percentage in the current quarter is reflective of the reduced operating leverage resulting from lower computer product sales.

Costs of revenues for medical products were $1,934,396 or 81% of revenues and $14,295 or 23% of revenues for the quarters ended September 30, 1996 and 1995, respectively.

Total selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 1996 and 1995 were $1,259,830 or 18% of revenues and $1,224,239 or 19% of revenues, respectively. The aggregate increase in SG&A expenses from the prior period was $35,591 or 3%. The increase in SG&A expenses was negatively impacted by the increase in Medical Marketplace, Inc. personnel expense and the change in computer sales representative compensation plans mentioned above. These increases were partially offset by personnel cutbacks during the prior year and during the current quarter.

SG&A expenses attributed to computer products were $1,101,044 or 23% of revenues and $1,121,120 or 17% of revenues for the quarters ended September 30, 1996 and 1995, respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease previously mentioned.

SG&A expense attributed to medical products were $158,786 or 7% of revenues and $103,119 or 168% of revenues for the quarters ended September 30, 1996 and 1995, respectively.

Total operating loss was $339,612 and $319,823 for the quarters ended September 30, 1996 and 1995, respectively. This $19,789 or 6% unfavorable change was due to a combination of factors including: a decline in computer product revenues, the delayed impact of additional cost reductions during the quarter, and lower margin sales associated with the Company's inventory reduction program.

Operating loss for computer products was $627,568 and $263,860 for the quarters ended September 30, 1996 and 1995, respectively.

Operating income (loss) for medical products was $287,956 and $(55,963) for the quarters ended September 30, 1996 and 1995, respectively.

Interest expense for the year ended September 30, 1996, was $115,510 compared to $76,185 for the year ended September 30, 1995. Management anticipates that interest expense will remain stable during the current fiscal year over similar periods in the prior year. Decreases in interest expense are possible depending on the success of selling the Company's headquarters facility and the success in raising additional money through a private placement.

The Company's consolidated net loss was $445,397 or $0.05 per share for the quarter ended September 30, 1996, versus $394,227 or $0.05 per share for the quarter ended September 30, 1995. The net loss was a result of the business conditions described herein.

                                                                          (12)

Variability of Periodic Results and Seasonality

Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period; however, management does not see any seasonality or predictability to these fluctuations.


Liquidity and Capital Resources

The Company has historically financed its growth and cash needs primarily through borrowings and cash generated from operations. The funds received through the initial public offering in June 1993, in the amount of approximately $6.6 million, enabled the Company to eliminate most of its long-term debt at that time. Working capital at September 30, 1996 and 1995, was $2,375,922 and $3,617,431, respectively.

During the quarter ended September 30, 1996, the Company used the June 30, 1996 available cash and cash equivalents of approximately $595,000, the availability of borrowing under the Company's revolving Credit Facility, vendor extended credit and approximately $551,000 of reductions in the Company's inventory levels in order to fund the operations of the Company.

Management has continued to emphasize an inventory reduction program encompassing both the stored inventory, as well as the inventory on short-term rental contracts. The effects of this program are clearly reflected in this quarter. Management believes this disciplined strategic reduction will enhance the Company's operating effectiveness, provide additional liquidity, and reduce the exposure to negative inventory valuation adjustments caused by changing market conditions. Certain temporary increases in inventory amounts are due to selected purchases made by the Company which are intended to be sold quickly. Additional inventory increases are expected relating to Medical Marketplace, Inc.'s growth.

In addition, management intends to investigate alternative financing options to be utilized for our foreign customers in order to enhance the opportunities
for  the  Company's medical equipment subsidiary's growth.   The  Company  has
delayed implementation of these financing options as the medical equipment subsidiary has been focused on domestic sales. Longer-term cash requirements, other than for normal operating expenses, are anticipated for acquisition
candidates.   The  Company anticipates that a private  placement  for  Medical
Marketplace Inc., of approximately $950,000 after expenses, will occur in the second quarter. In addition, the Company has listed for sale two properties located in Corona, California. Management intends to use the additional funding and proceeds from the building sales in order to pay down related long-term debt and borrowings on the revolving credit facility in addition to significantly growing the business of our medical equipment subsidiary.


Commitments and Contingencies

On November 11, 1996, the Company's Board of Directors approved the anticipated issuance of 500,000 Units, each Unit to be comprised of one (1) share of Medical Marketplace, Inc., the Company's wholly owned subsidiary and eighteen (18) Class D Common Stock Purchase Warrants (the "Class D Warrants"). It is anticipated that each Unit will be offered for $2.00 on a firm commitment basis by Biltmore Securities, Inc., as the Company's placement agent. Each Class D Warrant will be exercisable over a one (1) year period

                                                                          (13)

commencing three (3) months following the date of issuance. Each Class D Warrant will entitle the holder to purchase one (1) share of the Company's Common Stock at an exercise price of $.417 per share. Each Class D Warrant will be redeemable if the Company's Common Stock equals or exceeds $5.00 per share for any twenty (20) trading days during a period of thirty (30) trading days. The Unit holders will also be granted certain demand and piggyback registration rights.

In connection with the private placement, the Company expects to enter into a three (3) year consulting agreement with Biltmore Securities, Inc. (or any affiliate thereof), for assistance with corporate finance issues and evaluations of possible business partners. The compensation for these services consists of stock options to purchase 6,000,000 shares of the Company's Common Stock at an exercise price of $.167 per share. These stock options are exercisable for a period commencing upon the consummation by Biltmore Securities, Inc. (or any affiliate thereof), of a financing which provides gross proceeds of approximately $1,000,000 and terminating on the fifth anniversary of the financing date. In addition, the consulting agreement provides that if the Company consummates either an acquisition of one or more businesses introduced to the Company by Biltmore Securities, Inc. (or any affiliate thereof), which have in the aggregate net assets of not less than $2,500,000 or the divestiture of assets outside the ordinary course of business to a purchaser introduced to the Company by Biltmore Securities, Inc. (or any affiliate thereof), resulting in net proceeds to the Company of not less than $2,500,000 then Biltmore Securities, Inc. (or any affiliate thereof), shall be entitled to receive 1,000,000 shares of Company Common Stock simultaneously with the closing of such transaction.

Following the proposed private placement of the Company's securities, the Company anticipates requesting that the Company's stockholders approve a 1-for-6 reverse stock split with respect to the issued and outstanding shares of the Company's Common Stock.

The Company cautions readers that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. Such forward-looking statements are intended to come within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995.

                                                                          (14)


PART II.  OTHER INFORMATION
ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule - Electronic Format Only

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                                                          (15)


                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          COMPUTER MARKETPLACE, INC.




Date: November 12, 1996                   By:  /s/      Thomas Iwanski
                                               -----------------------
                                          Thomas Iwanski
                                          Vice President and
                                          Chief Financial Officer

                                          Signing on behalf of the registrant
                                          and as principal financial and
                                          accounting officer.