Form 10QSB
period 1996-12-31
COMPUTER MARKETPLACE INC
filed 1997-02-19
CIK 900475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-14731

                           COMPUTER MARKETPLACE, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                 35-0558415
  ---------------------------------       ---------------------------------
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


As of February 12, 1997, 8,114,542 shares of the issuer's common stock were outstanding.


                         This report contains 19 pages.

                                                                             (2)

                   Computer Marketplace, Inc. and Subsidiaries
                                   Form 10-QSB
                                      Index



                                                                           Page
PART I.  Financial Information:                                             No.


        Condensed Consolidated Balance Sheet as of December 31, 1996.....    3

        Condensed Consolidated Statements of Operations for the three
            and six month periods ended December 31, 1996 and 1995.......    4

        Condensed Consolidated Statements of Cash Flows for the three and six month periods ended December 31, 1996 and 1995.......  5-6

        Notes to Condensed Consolidated Financial Statements............. 7-10

        Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................11-17


PART II. Other Information:

        Exhibits and Reports on Form 8-K.................................   18

        Signature........................................................   19

                                                                             (3)

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                   Computer Marketplace, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                December 31, 1996
                                   (Unaudited)
Assets
------
Current assets:
  Cash and cash equivalents                                       $    397,710
  Cash held in escrow (note 5)                                         930,000
  Accounts receivable, less allowance for
    doubtful accounts of $156,589                                    3,682,951
  Inventory, net (note 2)                                            2,447,029
  Notes receivable - related parties                                   276,745
  Other current assets                                                 164,466
                                                                   -----------
     Total current assets                                            7,898,901

Property held for sale, net (note 3)                                 2,158,518
Property and equipment, net (note 3)                                   785,750
Other assets                                                            53,541
                                                                   -----------
     Total assets                                                 $ 10,896,710
                                                                   ===========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Notes payable (note 4)                                          $  2,363,840
  Accounts payable                                                   2,358,416
  Accrued payroll and payroll related liabilities                      283,522
  Current portion of long-term debt                                     53,999
  Other current liabilities                                            318,056
                                                                   -----------
     Total current liabilities                                       5,377,833

Long-term debt                                                       1,509,701
Other liabilities                                                       44,792
Minority interest in net assets of subsidiary (note 5)                 141,356

Commitments and contingencies (note 5)

Stockholders' equity:
  Preferred stock - $.0001 par value, 1,000,000 shares
     authorized, no shares issued and outstanding
  Common stock - $.0001 par value, 50,000,000 shares
     authorized, 8,114,542 shares issued and outstanding                   811
  Capital in excess of par value                                     8,406,065
  Accumulated deficit                                               (4,050,362)
  Deferred compensation (note 5)                                      (533,486)
                                                                   -----------
     Total stockholders' equity                                      3,823,028
                                                                   -----------
     Total liabilities and stockholders' equity                   $ 10,896,710
                                                                   ===========
See notes to condensed consolidated financial statements.



                                                                             (4)

                   Computer Marketplace, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                               Three months ended         Six months ended
                                  December 31,              December 31,
                                1996        1995          1996        1995
                             ----------  ----------    ----------  ---------

Revenues -
  Product sales, rental,
     service and other     $ 6,688,413  $ 7,965,946  $ 13,868,292 $ 14,498,649

Cost and expenses:
  Cost of revenues -
     product sales, rental,
     service and other       5,876,096    6,597,441    12,135,757   12,225,728

  Selling, general and
     administrative          1,698,921    1,369,840     2,958,751    2,594,079
                            ----------   ----------    ----------   ----------
                             7,575,017    7,967,281    15,094,058   14,819,807
                            ----------   ----------    ----------   ----------

Operating loss                (886,604)      (1,335)   (1,226,216)    (321,158)
                            ----------   ----------    ----------   ----------
Other income (expense):
  Interest expense             (90,596)    (104,803)     (206,106)    (180,989)
  Interest income                 -           1,220           234        2,015
  Miscellaneous income           9,883       29,617        19,374       30,604
                            ----------   ----------    ----------   ----------
                               (80,713)     (73,966)     (186,498)    (148,370)
                            ----------   ----------    ----------   ----------
Loss before income taxes
     and minority interest    (967,317)     (75,301)   (1,412,714)    (469,528)

Provision for income taxes        -            -             -            -
                            ----------   ----------    ----------   ----------
Loss before minority
     interest                 (967,317)     (75,301)   (1,412,714)    (469,528)

Minority interest              (19,100)        -          (19,100)         -
                            ----------   ----------    ----------   ----------

Net loss                   $  (986,417)  $  (75,301)  $(1,431,814) $  (469,528)
                            ==========   ==========    ==========   ==========

Net loss per share         $     (0.12)  $    (0.01)  $     (0.18) $     (0.06)
                            ==========   ==========    ==========   ==========
Weighted average common
    shares outstanding       8,114,542    8,114,542     8,114,542    8,114,542
                            ==========   ==========    ==========   ==========

See notes to condensed consolidated financial statements.

                                                                             (5)
                   Computer Marketplace, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                          Six months ended
                                                             December 31
                                                         1996          1995
                                                     -----------   ----------
Cash flows from operating activities:
  Net loss                                           $(1,431,814) $   (469,528)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization                     138,303       137,698
       Provisions for losses on accounts receivable       48,125       (10,306)
       Provisions for losses on inventory                 60,000        44,905
       Other valuation provisions                           -           (1,196)
       Loss on sale of equipment                            -            1,278
       Minority interest in subsidiary                   141,356           -

Changes in assets and liabilities:
  Accounts receivable                                   (685,336)       53,325
  Inventory                                              773,825      (171,221)
  Other current assets                                   230,282        90,203
  Accounts payable                                       308,679      (576,474)
  Accrued payroll and payroll related
    liabilities                                          (11,671)     (105,954)
  Other current liabilities                               52,661       128,844
  Other liabilities                                       (1,387)      (48,464)
                                                      ----------   -----------
          Net cash used in operating activities         (376,977)     (926,890)
                                                      ----------   -----------
Cash flows from investing activities:
  Decrease in notes receivable -
    related parties                                       18,999         5,326
  Purchase of property and equipment                      (9,909)     (300,009)
  Proceeds from sale of equipment                           -           10,775
  Decrease (increase) in other assets                      7,735       (38,253)
                                                      ----------    ----------
          Net cash provided by (used in)
            investing activities                          16,825      (322,161)
                                                      ----------    ----------
Cash flows from financing activities:
  Net increase in notes payable                          188,999     1,087,746
  Proceeds from long-term debt                              -           21,255
  Net proceeds from issuance of stock                    930,000          -
  Payments on long-term debt                             (26,058)      (30,188)
                                                      ----------    ----------
          Net cash provided by financing activities    1,092,941     1,078,813
                                                      ----------    ----------


                                                                     (continued)

                                                                             (6)
                   Computer Marketplace, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)


                                                          Six months ended
                                                             December 31,
                                                          1996         1995
                                                      ----------   -----------


Decrease in cash and cash equivalents                $   732,789  $   (170,238)

Cash and cash equivalents, beginning of period           594,921       747,665
                                                      ----------    ----------
Cash and cash equivalents, end of period             $ 1,327,710  $    577,427
                                                      ==========    ==========
Supplemental disclosures of cash flow information:
  Cash paid for interest                             $   206,105  $    180,989
                                                      ==========    ==========

Supplemental disclosures of non-cash operating activities:

 During the six months ended December 31, 1996 $90,312 of other liabilities were reclassified to accounts payable, and fixed assets with a net book value of $93,511 were reclassified to inventory.

 During the six months ended December 31, 1995, $274,235 of accounts payable was reclassified to other liabilities to reflect the negotiated payment terms.

See notes to condensed consolidated financial statements.

                                                                             (7)

                   Computer Marketplace, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.BASIS OF PRESENTATION
  ---------------------

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of Computer Marketplace, Inc. and subsidiaries (the "Company") as of December 31, 1996, the consolidated results of its operations for the three and six month periods ending December 31, 1996 and 1995 and its cash flows for the six month periods ending
  December   31,  1996  and  1995.  Although  the  Company  believes  that   the
  disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended December 31, 1996 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1996.

  Certain amounts in the three and six month periods ended December 31, 1996 condensed consolidated financial statements have been reclassified to conform to the current presentation.

2.INVENTORY
  ---------

                                           Computer     Medical
                                           Products     Products       Total
                                         ----------    ----------   ----------

  Inventory                             $ 1,484,059   $   466,077  $ 1,950,136
  Inventory on short-term rental            778,109          -         778,109
                                         ----------    ----------   ----------
                                          2,262,168       466,077    2,728,245

  Less inventory valuation allowance        281,216          -         281,216
                                         ----------    ----------   ----------

     Inventory, net                     $ 1,980,952    $  466,077  $ 2,447,029
                                         ==========    ==========   ==========

 Inventory on short-term rental consists of new and previously owned computer-related equipment which is typically rented to customers for a few months to fulfill their temporary computing needs. The Company, based on the satisfactory economics of the transaction, will allocate existing inventory to the transaction if the product is available in-house, or purchase the equipment to meet the customer's needs. At the expiration of the rental period, upon the return of the equipment to the Company, the equipment is re-marketed for sale along with similar equipment in the Company's inventory. The Company charges operations for an estimate of the inventory's valuation decrease while it is on temporary rental. Net increases to the inventory valuation allowance were $60,000 for each of the six month periods ending December 31, 1996 and 1995, respectively.

                                                                             (8)
3.PROPERTY AND EQUIPMENT
  ----------------------

  Property and equipment at December 31, 1996, consists of the following:

          Land                                                   $    53,750
          Buildings and property improvements                        254,490
          Machinery and equipment                                    793,598
          Furniture and fixtures                                     147,503
          Automobiles and trucks                                     167,507
          Long-term rental equipment                                  16,513
                                                                  ----------

                                                                   1,433,361

          Less accumulated depreciation                              647,611
                                                                  ----------

            Property and equipment, net                          $   785,750
                                                                  ==========


 PROPERTY HELD FOR SALE
 ----------------------

 Property held for sale consists of the fifty percent (50%) Company owned facility at 205 East Fifth Street in Corona, California and the Company's main facility located at 1490 Railroad Street in Corona. Accumulated depreciation associated with the two facilities at December 31, 1996 was $24,506 and $141,400, respectively. The decision to classify this property as held for sale was made at June 30, 1996.

4.NOTES PAYABLE
  -------------

  In September 1995, the Company entered into a new revolving credit facility agreement ("Credit Facility") with a financing company. This Credit Facility allows the Company to borrow up to $2,500,000 and bears interest at a rate of 2.25% above the lender's "reference rate" (as defined). The borrowing capacity under the Credit Facility is dependent upon "eligible" (as defined) accounts receivable and inventory, and fluctuates daily. At December 31, 1996, borrowings under the Credit Facility and additional amounts available for borrowing under the Credit Facility were $2,363,840 and $26,562, respectively. The Credit Facility is collateralized by substantially all of the Company's assets, except for real property. The Credit Facility expires on September 30, 1997, but is automatically renewed for an additional one (1) year term unless either party provides written notice to the other party of the desire to cancel the Credit Facility.

5.COMMITMENTS AND CONTINGENCIES
  -----------------------------
 In  October  1996, the Company amended its employment agreement with  L.  Wayne
 Kiley, the Company's Chairman of the Board, President and Chief Executive Officer. Pursuant to such amendment, (i) the employment agreement's expiration date of October 16, 1997 was extended to October 16, 1999, (ii) Mr. Kiley was granted the right to purchase a number of shares of Common Stock for a period of four (4) years, at a price equal to seventy five percent (75%) of the closing bid price of the Company's shares of Common Stock on the date of grant equal to 2.5%, 3% and 3.5% of the shares outstanding, should the Company report annual earnings before the payment of interest and taxes of $635,000, $875,000 and $1,000,000, respectively, (iii) Mr. Kiley will be paid a cash bonus equal to 5% of any profit realized by the Company from the sale of assets outside the ordinary course of business, and (iv) an insurance policy covering the life of Mr. Kiley whereby Mr. Kiley's estate will be paid $2,000,000 in exchange for the redemption of the shares of the Company's

                                                                             (9)

 capital  stock  beneficially  owned by Mr.  Kiley.   The  employment  agreement
 contains other customary terms and conditions including termination for cause, non-competition and confidentiality provisions.

 In December 1996 the Company entered into a one (1) year consulting agreement with Victoria Holdings, Inc. an affiliate of Biltmore Securities, Inc. ("Victoria Holdings" and "Biltmore," respectively). Pursuant to the consulting agreement, Victoria Holdings agreed to act as a consultant to the Company in connection with, among other things, corporate finance and evaluations of possible business partners and will seek to find business partners suitable for the Company. In addition, Victoria Holdings has agreed to assist the Company in the structuring, negotiating and financing of such transactions. The consulting agreement provides for the issuance to Victoria Holdings of options (the "Victoria Holdings Options") exercisable to purchase 6,000,000 shares of Common Stock at an exercise price of $.167 per share and for the additional issuance to Victoria Holdings of 1,000,000 shares (the "Victoria Fee Shares") of Common Stock upon consummation by the Company of (i) an acquisition of a company (or companies) introduced to the Company by Victoria Holdings with net assets of at least $2,500,000 or (ii) a divestiture of the Company's assets, or the sale of a controlling interest in the Company's capital stock, to a purchaser introduced to the Company by Victoria Holdings resulting in net proceeds to the Company in excess of $2,000,000.

 In December 1996, the Company issued to certain employees, officers and directors options to purchase an aggregate of 6,000,000 shares of the Company's Common Stock during a four (4) year period commencing on January 1, 1997 at an exercise price of $.167 per share (the "Management Options"). In exchange for the issuance of certain of the Management Options, certain option holders surrendered for cancellation an aggregate of 1,455,000 options previously issued in June 1996 for 4,335,000 of the Management Options.

 On December 31, 1996 the Company concluded a private placement of 500,000 Units (the "December 1996 Private Placement") which were placed by Biltmore Securities, Inc., a broker-dealer and a member of the National Association of Securities Dealers ("Biltmore"), on a firm commitment basis. Each Unit was offered at a price of $2.00 per Unit, and consisted of one (1) share of Common Stock of Medical Marketplace, Inc., a subsidiary of the Company, and eighteen
 (18) Class D Redeemable Common Stock Warrants (the "Class D Warrants"). The Class D Warrants are exercisable for one (1) share of the Company's Common Stock commencing March 31, 1997 at an exercise price of $.417 per share for a one (1) year period. The Company intends to use the proceeds from the December 1996 Private Placement to expand the business of Medical Marketplace, repay advances made by the Company to Medical Marketplace, and for working capital purposes. Prior to the December 1996 Private Placement, Medical Marketplace issued options to certain key employees to purchase an aggregate of 1,000,000 shares of Medical Marketplace Common Stock at $.80 per share.

 The Company, its officers, directors and employees and holders of 5% or more of the outstanding shares of Common Stock have agreed not to sell, pledge, transfer or hypothecate any shares of Common Stock of the Company or any securities convertible into, or exercisable or exchangeable for, shares of Common Stock of the Company for a period of eighteen (18) months from December 31, 1996 without Biltmore's prior consent.

                                                                            (10)

 The Company's Common Stock is traded on The Nasdaq SmallCap Market ("Nasdaq"). Under the rules of Nasdaq in order to qualify for continued quotation of securities on Nasdaq, the Company, among other things, must have either (i) $2,000,000 in assets, $1,000,000 in stockholder equity and a minimum bid price of $1.00 per share (the "Minimum Bid Requirement") or alternatively (ii) $2,000,000 in total capital and surplus, and $1,000,000 in market value of public float (the "Capital/Market Value Requirement"). On February 12, 1997, the Company's Common Stock had a closing price of $.156. On January 21, 1997, the Staff of Nasdaq advised the Company that the Company failed to satisfy the Capital/Market Value Requirement and the Minimum Bid Requirement with respect to its shares of Common Stock. The Company was then provided 90 days to comply with either of such requirements in order to continue the listing of its Common Stock on Nasdaq. Failure to do so would result in delisting the Company's shares of Common Stock. The Company's Board of Directors approved a 1-for-6 reverse stock split with respect to its shares of Common Stock, subject to shareholder approval (the "Reverse Stock Split"). It is anticipated that the Company's shareholders will be requested to approve the Reverse Stock Split at the Company's Annual Meeting currently scheduled for the end of March 1997. The Board of Directors believes that a Reverse Stock Split will, among other things, enable the Company to meet the Minimum Bid Requirement. Furthermore, a relatively low stock price may affect not only the liquidity of the Company's Common Stock, but also its ability to raise additional capital through the sale of equity securities. Thus, the Company believes that the anticipated increase in trading price will be attractive to the financial community, the investing public, and to users of the Company's products.

                                                                            (11)

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

QUARTER ENDED DECEMBER 31, 1996 COMPARED TO QUARTER ENDED DECEMBER 31, 1995
---------------------------------------------------------------------------

Total revenues for the quarter ended December 31, 1996, were $6,688,413 compared
to  $7,965,946  for  the  quarter ended December 31, 1995.   This  represents  a
decrease of $1,277,533 or 16%.

Revenues from computer product sales and rentals for the quarter ended December 31, 1996 totaled $4,340,284, a $2,990,890 or 41% decrease compared to $7,331,174 for the quarter ended December 31, 1995. The sales decrease is reflective of a general industry sales decrease which results in part from price reductions in new computer hardware which negatively impacts selling prices and sales of used computer hardware. The Company anticipates the lower computer products sales trend to continue into the third quarter.

Medical product sales and rentals contributed $2,348,129 in revenues for the quarter ended December 31, 1996, compared to $634,772 for the quarter ended December 31, 1995. The current quarter's result represents a $1,713,357 or 270% increase in revenues over the same period in 1995. Continuing investments by Medical Marketplace, Inc. in experienced sales representatives and technical staff, as well as a growing recognition within the industry as an established reseller of previously owned and upgraded magnetic resonance imaging, computed tomograph scanner and ultrasound equipment have positively impacted the sales of this subsidiary. Continued growth and sustained profitability for this subsidiary are expected into the next quarter.

Previously owned medical equipment is just beginning to gain acceptance in the health care community as a cost effective alternative to new equipment. The Company believes that its field representative program, financial strength and support structure will provide Medical Marketplace, Inc. a distinct advantage over many of the subsidiary's competitors.

Total aggregate cost of revenues for the quarter ended December 31, 1996 and 1995 were $5,876,096 or 88% of revenues and $6,597,441 or 83% of revenues, respectively. Cost of revenue percentages are expected to remain relatively stable during the next fiscal year with small decreases anticipated. Factors which will favorably reduce the cost of revenues percentage include; a Company focus toward higher margin transactions through a focus on our end user customer base, a change in computer sales representative compensation plans which includes a substantially higher base salary and less of a commission component than prior periods and the positive effect that higher margin medical equipment sales has on the consolidated percentage.

                                                                            (12)

Cost of revenues for computer products were $3,811,292 or 88% of revenues and $6,090,293 or 83% of revenues for the quarters ended December 31, 1996 and 1995, respectively. The higher cost of revenues percentage in the current quarter is reflective of the reduced operating leverage resulting from lower computer product sales and a focus on liquidating older inventory which has a lower profit margin.

Costs of revenues for medical products were $2,064,804 or 88% of revenues and $507,148 or 80% of revenues for the quarters ended December 31, 1996 and 1995, respectively.

Total  selling,  general and administrative ("SG&A") expenses  for  the  quarter ended December 31, 1996 and 1995 were $1,698,921 or 25% of revenues and $1,369,840 or 17% of revenues, respectively. The aggregate increase in SG&A
expenses  from  the  prior period was $329,081 or 24%.   The  increase  in  SG&A
expenses was negatively impacted by the increase in Medical Marketplace, Inc. personnel expense and the change in computer sales representative compensation plans mentioned above, as well as charges relating to the December 1996 Private Placement. These increases were partially offset by personnel cutbacks during the prior year.

SG&A expenses attributed to computer products were $1,507,658 or 35% of revenues and $1,264,305 or 17% of revenues for the quarters ended December 31, 1996 and 1995, respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease previously mentioned, as well as charges relating to the December 1996 Private Placement.

SG&A expense attributed to medical products were $191,263 or 8% of revenues and $105,535 or 17% of revenues for the quarters ended December 31, 1996 and 1995, respectively.

Total operating loss was $886,604 and $1,335 for the quarters ended December 31, 1996 and 1995, respectively. This $885,269 unfavorable change was due to a combination of factors including: a decline in computer product revenues, the delayed impact of additional cost reductions during the quarter, and lower margin sales associated with the Company's inventory reduction program.

Operating loss for computer products was $978,666 and $23,424 for the quarters ended December 31, 1996 and 1995, respectively.

Operating income for medical products was $92,062 and $22,089 for the quarters ended December 31, 1996 and 1995, respectively.

Interest expense for the year ended December 31, 1996, was $90,596 compared to $104,803 for the year ended December 31, 1995. Management anticipates that interest expense will remain stable during the current fiscal year over similar periods in the prior year, with small decreases possible.

The Company's consolidated net loss was $967,317 or $0.12 per share for the quarter ended December 31, 1996, versus $75,301 or $0.0l per share for the quarter ended December 31, 1995. The net loss was a result of the business conditions described herein.

                                                                            (13)

SIX MONTHS ENDED DECEMBER 31,1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31,1995
-------------------------------------------------------------------------------

Total  revenues  for  the six months ended December 31, 1996,  were  $13,868,292
compared  to  $14,498,649  for the six months ended  December  31,  1995.   This
represents a decrease of $630,357 or 4%.

Revenues from computer product sales and rentals for the six months ended December 31, 1996 totaled $9,139,025, a $4,663,403 or 34% decrease compared to $13,802,428 for the six months ended December 31, 1995. The sales decrease is reflective of a general industry sales decrease which results in part from price reductions in new computer hardware which negatively impacts selling prices and sales of used computer hardware. The Company anticipates the lower computer products sales trend to continue into the second six months .

Medical product sales and rentals contributed $4,729,267 in revenues for the six months ended December 31, 1996, compared to $696,221 for the six months ended December 31, 1995. The current six month's result represents a $4,033,046 or 579% increase in revenues over the same period in 1995. Continuing investments by Medical Marketplace, Inc. in experienced sales representatives and technical staff, as well as a growing recognition within the industry as an established reseller of previously owned and upgraded magnetic resonance imaging, computed tomograph scanner and ultrasound equipment have positively impacted the sales of this subsidiary. Continued growth and sustained profitability for this subsidiary are expected into the next six months.

Previously owned medical equipment is just beginning to gain acceptance in the health care community as a cost effective alternative to new equipment. The Company believes that its field representative program, financial strength and support structure will provide Medical Marketplace, Inc. a distinct advantage over many of the subsidiary's competitors.

Total aggregate cost of revenues for the six months ended December 31, 1996 and 1995 were $12,135,757 or 88% of revenues and $12,225,728 or 84% of revenues, respectively. Cost of revenue percentages are expected to remain relatively stable during the next fiscal year with small decreases anticipated. Factors which will favorably reduce the cost of revenues percentage include; a Company focus toward higher margin transactions through a focus on our end user customer base, a change in computer sales representative compensation plans which includes a substantially higher base salary and less of a commission component than prior periods and the positive effect that higher margin medical equipment sales has on the consolidated percentage.

Cost of revenues for computer products were $8,136,556 or 89% of revenues and $11,704,286 or 85% of revenues for the six months ended December 31, 1996 and 1995, respectively. The higher cost of revenues percentage in the current six months is reflective of the reduced operating leverage resulting from lower computer product sales and the Company's focus on liquidating older inventory which has a lower profit margin.

Costs of revenues for medical products were $3,999,201 or 85% of revenues and $521,442 or 75% of revenues for the six months ended December 31, 1996 and 1995, respectively.

                                                                            (14)

Total selling, general and administrative ("SG&A") expenses for the six months ended December 31, 1996 and 1995 were $2,958,751 or 21% of revenues and $2,594,079 or 18% of revenues, respectively. The aggregate increase in SG&A
expenses  from  the  prior period was $364,672 or 14%.   The  increase  in  SG&A
expenses was negatively impacted by the increase in Medical Marketplace, Inc. personnel expense and the change in computer sales representative compensation plans mentioned above, as well as charges relating to the December 1996 Private Placement. These increases were partially offset by personnel cutbacks during the prior year and during the current six months.

SG&A expenses attributed to computer products were $2,608,702 or 29% of revenues and $2,385,424 or 17% of revenues for the six months ended December 31, 1996 and 1995, respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease previously mentioned, as well as charges relating to the December 1996 Private Placement.

SG&A expense attributed to medical products were $350,049 or 7% of revenues and $208,655 or 30% of revenues for the six months ended December 31, 1996 and 1995, respectively.

Total operating loss was $1,226,216 and $321,158 for the six months ended December 31, 1996 and 1995, respectively. This $905,058 unfavorable change was due to a combination of factors including: a decline in computer product revenues, the delayed impact of additional cost reductions during the six months, and lower margin sales associated with the Company's inventory reduction program.

Operating loss for computer products was $1,606,233 and $287,282 for the six months ended December 31, 1996 and 1995, respectively.

Operating income (loss) for medical products was $380,017 and $(33,876) for the six months ended December 31, 1996 and 1995, respectively.

Interest expense for the six months ended December 31, 1996, was $206,106 compared to $180,989 for the six months ended December 31, 1995. Management anticipates that interest expense will remain stable during the current fiscal year over similar periods in the prior year, with small decreases possible.

The Company's consolidated net loss was $1,431,814 or $0.18 per share for the six months ended December 31, 1996, versus $469,528 or $0.06 per share for the six months ended December 31, 1995. The net loss was a result of the business conditions described herein.


VARIABILITY OF PERIODIC RESULTS AND SEASONALITY
------------------------------------------------

Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period; however, management does not see any seasonality or predictability to these fluctuations.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has historically financed its growth and cash needs primarily through borrowings and cash generated from operations. The funds received through the initial public offering in June 1993, in the amount of approximately $6.6 million, enabled the Company to eliminate most of its long-term debt at that time. Working capital at December 31, 1996 and 1995 was $2,521,068 and $3,434,078, respectively.

                                                                            (15)

During the six months ended December 31, 1996, the Company used the June 30, 1996 available cash and cash equivalents of approximately $595,000, the availability of borrowing under the Company's revolving Credit Facility, vendor extended credit and approximately $774,000 of reductions in the Company's inventory levels in order to fund the operations of the Company.

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

COMMITMENTS AND CONTINGENCIES
-----------------------------

In  October  1996, the Company amended its employment agreement  with  L.  Wayne
Kiley, the Company's Chairman of the Board, President and Chief Executive Officer. Pursuant to such amendment, (i) the employment agreement's expiration date of October 16, 1997 was extended to October 16, 1999, (ii) Mr. Kiley was granted the right to purchase a number of shares of Common Stock for a period of four (4) years, at a price equal to seventy five percent (75%) of the closing bid price of the Company's shares of Common Stock on the date of grant equal to 2.5%, 3% and 3.5% of the shares outstanding, should the Company report annual earnings before the payment of interest and taxes of $635,000, $875,000 and $1,000,000, respectively, (iii) Mr. Kiley will be paid a cash bonus equal to 5% of any profit realized by the Company from the sale of assets outside the ordinary course of business, and (iv) an insurance policy covering the life of Mr. Kiley whereby Mr. Kiley's estate will be paid $2,000,000 in exchange for the redemption of the shares of the Company's capital stock beneficially owned by Mr. Kiley. The employment agreement contains other customary terms and conditions including termination for cause, non-competition and confidentiality provisions.

In December 1996 the Company entered into a one (1) year consulting agreement with Victoria Holdings, Inc. an affiliate of Biltmore Securities, Inc. ("Victoria Holdings" and "Biltmore," respectively). Pursuant to the consulting agreement, Victoria Holdings agreed to act as a consultant to the Company in connection with, among other things, corporate finance and evaluations of possible business partners and will seek to find business partners suitable for the Company. In addition, Victoria Holdings has agreed to assist the Company in the structuring, negotiating and financing of such transactions. The consulting agreement provides for the issuance to Victoria Holdings of options (the "Victoria Holdings Options") exercisable to purchase 6,000,000 shares of Common

                                                                            (16)

Stock at an exercise price of $.167 per share and for the additional issuance to Victoria Holdings of 1,000,000 shares (the "Victoria Fee Shares") of Common Stock upon consummation by the Company of (i) an acquisition of a company (or companies) introduced to the Company by Victoria Holdings with net assets of at least $2,500,000 or (ii) a divestiture of the Company's assets, or the sale of a controlling interest in the Company's capital stock, to a purchaser introduced to the Company by Victoria Holdings resulting in net proceeds to the Company in excess of $2,000,000.

In December 1996, the Company issued to certain employees, officers and directors options to purchase an aggregate of 6,000,000 shares of the Company's Common Stock during a four (4) year period commencing on January 1, 1997 at an exercise price of $.167 per share (the "Management Options"). In exchange for the issuance of certain of the Management Options, certain option holders surrendered for cancellation an aggregate of 1,455,000 options previously issued in June 1996 for 4,335,000 of the Management Options.

On December 31, 1996 the Company concluded a private placement of 500,000 Units (the "December 1996 Private Placement") which were placed by Biltmore Securities, Inc., a broker-dealer and a member of the National Association of Securities Dealers ("Biltmore"), on a firm commitment basis. Each Unit was offered at a price of $2.00 per Unit, and consisted of one (1) share of Common Stock of Medical Marketplace, Inc., a subsidiary of the Company, and eighteen
(18) Class D Redeemable Common Stock Warrants (the "Class D Warrants"). The Class D Warrants are exercisable for one (1) share of the Company's Common Stock commencing March 31, 1997 at an exercise price of $.417 per share for a one (1) year period. The Company intends to use the proceeds from the December 1996 Private Placement to expand the business of Medical Marketplace, repay advances made by the Company to Medical Marketplace, and for working capital purposes. Prior to the December 1996 Private Placement, Medical Marketplace issued options to certain key employees to purchase an aggregate of 1,000,000 shares of Medical Marketplace Common Stock at $.80 per share.

The Company, its officers, directors and employees and holders of 5% or more of the outstanding shares of Common Stock have agreed not to sell, pledge, transfer or hypothecate any shares of Common Stock of the Company or any securities convertible into, or exercisable or exchangeable for, shares of Common Stock of the Company for a period of eighteen (18) months from December 31, 1996 without Biltmore's prior consent.

The Company's Common Stock is traded on The Nasdaq SmallCap Market ("Nasdaq"). Under the rules of Nasdaq in order to qualify for continued quotation of securities on Nasdaq, the Company, among other things, must have either (i) $2,000,000 in assets, $1,000,000 in stockholder equity and a minimum bid price of $1.00 per share (the "Minimum Bid Requirement") or alternatively (ii) $2,000,000 in total capital and surplus, and $1,000,000 in market value of public float (the "Capital/Market Value Requirement"). On February 12, 1997, the Company's Common Stock had a closing price of $.156. On January 21, 1997, the Staff of Nasdaq advised the Company that the Company failed to satisfy the Capital/Market Value Requirement and the Minimum Bid Requirement with respect to its shares of Common Stock. The Company was then provided 90 days to comply with either of such requirements in order to continue the listing of its Common Stock on Nasdaq. Failure to do so would result in delisting the Company's shares of Common Stock. The Company's Board of Directors approved a 1-for-6 reverse stock split with respect to its shares of Common Stock, subject to shareholder approval (the "Reverse Stock Split"). It is anticipated that the

                                                                            (17)

Company's shareholders will be requested to approve the Reverse Stock Split at the Company's Annual Meeting currently scheduled for the end of March 1997. The Board of Directors believes that a Reverse Stock Split will, among other things, enable the Company to meet the Minimum Bid Requirement. Furthermore, a relatively low stock price may affect not only the liquidity of the Company's Common Stock, but also its ability to raise additional capital through the sale of equity securities. Thus, the Company believes that the anticipated increase in trading price will be attractive to the financial community, the investing public, and to users of the Company's products.

The Company cautions readers that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. Such forward-looking statements are intended to come within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995.

                                                                            (18)


PART II.  OTHER INFORMATION
ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule - Electronic Format Only

(b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                                                            (19)


                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          COMPUTER MARKETPLACE, INC.




Date:  February 19, 1997                  By:  /s/     Carmella A. Hume
                                               ------------------------------
                                          Carmella A. Hume
                                          Controller


                                          Signing on behalf of the registrant
                                          and as principal financial and
                                          accounting officer.