Form 10QSB
period 1997-03-31
COMPUTER MARKETPLACE INC
filed 1997-05-14
CIK 900475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


As of May 12, 1997, 1,352,424 shares of the issuer's common stock were outstanding.


                         This report contains 21 pages.

                                                                             (2)

                   Computer Marketplace, Inc. and Subsidiaries
                                   Form 10-QSB
                                      Index



                                                                           Page
PART I.  Financial Information:                                             No.


        Condensed Consolidated Balance Sheet as of March 31, 1997........    3

        Condensed Consolidated Statements of Operations for the three
            and nine month periods ended March 31, 1997 and 1996.........    4

        Condensed Consolidated Statements of Cash Flows for the three and nine month periods ended March 31, 1997 and 1996.........  5-6

        Notes to Condensed Consolidated Financial Statements............. 7-11

        Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................12-19


PART II. Other Information:

        Exhibits and Reports on Form 8-K.................................   20

        Signature........................................................   21

                                                                             (3)

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                   Computer Marketplace, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 March 31, 1997
                                   (Unaudited)
Assets
------
Current assets:
  Cash and cash equivalents                                       $    621,048
  Accounts receivable, less allowance for
    doubtful accounts of $157,149                                    3,280,617
  Inventory, net (note 2)                                            1,826,446
  Notes receivable - related parties                                   250,000
  Other current assets                                                 172,474
                                                                   -----------
     Total current assets                                            6,150,585

Property held for sale, net (note 3)                                 2,146,713
Property and equipment, net (note 3)                                   700,453
Other assets                                                            85,495
                                                                   -----------
     Total assets                                                 $  9,083,246
                                                                   ===========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Notes payable (note 4)                                          $  1,489,191
  Accounts payable                                                   2,421,369
  Accrued payroll and payroll related liabilities                      128,737
  Current portion of long-term debt                                     50,432
  Other current liabilities                                            448,784
                                                                   -----------
     Total current liabilities                                       4,538,513

Long-term debt                                                       1,494,929
Other liabilities                                                       44,265
Minority interest in net assets of subsidiary (note 5)                 143,367

Commitments and contingencies (note 5)

Stockholders' equity:
  Preferred stock - $.0001 par value, 1,000,000 shares
     authorized, no shares issued and outstanding
  Common stock - $.0001 par value, 50,000,000 shares
     authorized, 1,352,424 shares issued and outstanding                   135
  Capital in excess of par value                                     8,406,741
  Accumulated deficit                                               (5,056,944)
  Deferred compensation (note 5)                                      (487,760)
                                                                   -----------
     Total stockholders' equity                                      2,862,172
                                                                   -----------
     Total liabilities and stockholders' equity                   $  9,083,246
                                                                   ===========
See notes to condensed consolidated financial statements.




                                                                             (4)

                   Computer Marketplace, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                               Three months ended        Nine months ended
                                   March 31,                 March 31,
                                1997        1996          1997        1996
                             ----------  ----------    ----------  ---------

Revenues -
  Product sales, rental,
     service and other     $ 5,689,355  $ 9,238,465  $ 19,557,647 $ 23,737,114

Cost and expenses:
  Cost of revenues -
     product sales, rental,
     service and other       5,065,512    7,837,161    17,201,269   20,002,889

  Selling, general and
     administrative          1,547,059    1,289,163     4,505,810    3,943,243
                            ----------   ----------    ----------   ----------
                             6,612,571    9,126,324    21,707,079   23,946,132
                            ----------   ----------    ----------   ----------

Operating loss                (923,216)     112,141    (2,149,432)    (209,018)
                            ----------   ----------    ----------   ----------
Other income (expense):
  Interest expense             (94,927)     (96,666)     (301,033)    (277,655)
  Interest income                3,819       10,546         4,053       43,166
  Miscellaneous income           9,762            0        29,136            0
                            ----------   ----------    ----------   ----------

                               (81,346)     (86,120)     (267,844)    (234,489)
                            ----------   ----------    ----------   ----------
Loss before income taxes
     and minority interest  (1,004,562)      26,021    (2,417,276)    (443,507)

Provision for income taxes        -            -             -            -
                            ----------   ----------    ----------   ----------
Income (loss) before
     minority interest      (1,004,562)      26,021    (2,417,276)    (443,507)

Minority interest               (2,020)        -          (21,120)        -
                            ----------   ----------    ----------   ----------

Net income (loss)          $(1,006,582) $    26,021   $(2,438,396) $  (443,507)
                            ==========   ==========    ==========   ==========

Net loss per share         $     (0.74) $      0.02   $     (1.80) $     (0.33)
                            ==========   ==========    ==========   ==========
Weighted average common
    shares outstanding       1,352,424    1,352,424     1,352,424    1,352,424
                            ==========   ==========    ==========   ==========

See notes to condensed consolidated financial statements.

                                                                             (5)
                   Computer Marketplace, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                         Nine months ended
                                                             March 31
                                                         1997          1996
                                                     -----------   ----------
Cash flows from operating activities:
  Net loss                                           $(2,438,396)  $(443,507)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization                     250,701     217,473
       Provisions for losses on accounts receivable       48,685     (49,234)
       Provisions for losses on inventory                307,881      94,905
       Other valuation provisions                           -         (2,653)
       Loss on sale/disposal of equipment                 61,292       1,278
       Net write-off of other assets                      23,600        -
       Minority interest in subsidiary                   143,367        -

Changes in assets and liabilities:
  Accounts receivable                                   (283,562)   (789,311)
  Inventory                                            1,111,021      31,199
  Other current assets                                   222,274     (86,457)
  Accounts payable                                       326,751    (107,808)
  Accrued payroll and payroll related
    liabilities                                         (166,456)   (170,329)
  Other current liabilities                              183,389     331,991
  Other liabilities                                       42,968           0
                                                      ----------   ---------
          Net cash used in operating activities         (166,485)   (972,453)
                                                      ----------   ---------
Cash flows from investing activities:
  Decrease in notes receivable -
    related parties                                       45,744       8,855
  Purchase of property and equipment                     (18,986)   (359,601)
  Proceeds from sale of equipment                           -         10,775
  Increase in other assets                               (54,099)    (43,084)
                                                      ----------   ---------
          Net cash used in investing activities          (27,341)   (383,055)
                                                      ----------   ---------
Cash flows from financing activities:
  Net (decrease) increase in notes payable              (685,650)  1,192,568
  Proceeds from long-term debt                              -         21,255
  Net proceeds from issuance of stock                    950,000        -
  Payments on long-term debt                             (44,397)    (43,920)
                                                      ----------   ---------
          Net cash provided by financing activities      219,953   1,169,903
                                                      ----------   ---------


                                                                  (continued)

                                                                             (6)
                   Computer Marketplace, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)


                                                         Nine months ended
                                                             March 31,
                                                          1997         1996
                                                      ----------   -----------


Increase (decrease) in cash and cash equivalents     $    26,127   $  (185,605)

Cash and cash equivalents, beginning of period           594,921       747,665
                                                      ----------    ----------
Cash and cash equivalents, end of period             $   621,048   $   562,060
                                                      ==========    ==========
Supplemental disclosures of cash flow information:
  Cash paid for interest                             $   301,033   $   259,663
                                                      ==========    ==========

Supplemental disclosures of non-cash operating activities:

 During the nine months ended March 31, 1997 $135,194 of other liabilities were reclassified to accounts payable, and fixed assets with a net book value of $93,511 were reclassified to inventory.

 During the nine months ended March 31, 1996, $274,235 of accounts payable was reclassified to other liabilities to reflect the negotiated payment terms.

See notes to condensed consolidated financial statements.

                                                                             (7)

                   Computer Marketplace, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.BASIS OF PRESENTATION
  ---------------------

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of Computer Marketplace, Inc. and subsidiaries (the "Company") as of March 31, 1997, the consolidated results of its operations for the three and nine month periods ending March 31, 1997 and 1996 and its cash flows for the nine month periods ending March 31, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended March 31, 1997 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1996.

  Certain amounts in the three and nine month periods ended March 31, 1997 condensed consolidated financial statements have been reclassified to conform to the current presentation.

2.INVENTORY
  ---------

                                          Computer      Medical
                                          Products      Products       Total
                                         ----------    ----------   ----------

  Inventory                             $ 1,221,685   $   438,146  $ 1,659,831
  Inventory on short-term rental            695,712          -         695,712
                                         ----------    ----------   ----------
                                          1,917,397       438,146    2,355,543

  Less inventory valuation allowance        529,097          -         529,097
                                         ----------    ----------   ----------

     Inventory, net                     $ 1,388,300    $  438,146  $ 1,826,446
                                         ==========    ==========   ==========

 Inventory on short-term rental consists of new and previously owned computer-related equipment which is typically rented to customers for a few months to fulfill their temporary computing needs. The Company, based on the satisfactory economics of the transaction, will allocate existing inventory to the transaction if the product is available in-house, or purchase the equipment to meet the customer's needs. At the expiration of the rental period, upon the return of the equipment to the Company, the equipment is re-marketed for sale along with similar equipment in the Company's inventory. The Company charges operations for an estimate of the inventory's valuation decrease while it is on temporary rental. Net increases to the inventory valuation allowance were $127,391 and $ 94,905 for the nine month periods ending March 31, 1997 and 1996, respectively.

                                                                             (8)
3.PROPERTY AND EQUIPMENT
  ----------------------

  Property and equipment at March 31, 1997, consists of the following:

          Land                                                   $    53,750
          Buildings and property improvements                        251,118
          Machinery and equipment                                    745,161
          Furniture and fixtures                                     143,549
          Automobiles and trucks                                     142,644
                                                                  ----------

                                                                   1,336,222

          Less accumulated depreciation                              635,769
                                                                  ----------

            Property and equipment, net                          $   700,453
                                                                  ==========


 PROPERTY HELD FOR SALE
 ----------------------

 Property held for sale consists of the fifty percent (50%) Company owned facility at 205 East Fifth Street in Corona, California and the Company's main facility located at 1490 Railroad Street in Corona. Accumulated depreciation associated with the two facilities at March 31, 1997 was $25,459 and $152,252, respectively. The decision to classify this property as held for sale was made at June 30, 1996.

4.NOTES PAYABLE
  -------------

  In September 1995, the Company entered into a new revolving credit facility agreement ("Credit Facility") with a financing company. This Credit Facility allows the Company to borrow up to $2,500,000 and bears interest at a rate of 2.25% above the lender's "reference rate" (as defined). The borrowing capacity under the Credit Facility is dependent upon "eligible" (as defined) accounts receivable and inventory, and fluctuates daily. At March 31, 1997, borrowings under the Credit Facility and additional amounts available for borrowing under the Credit Facility were $1,489,191 and $69,855, respectively. The Credit Facility is collateralized by substantially all of the Company's assets, except for real property. The Credit Facility expires on September 30, 1997, but is automatically renewed for an additional one (1) year term unless either party provides written notice to the other party of the desire to cancel the Credit Facility.

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

 In December 1996 the Company entered into a one (1) year consulting agreement with Victoria Holdings, Inc. an affiliate of Biltmore Securities, Inc. ("Victoria Holdings" and "Biltmore", respectively). Pursuant to the consulting agreement, Victoria Holdings agreed to act as a consultant to the Company in connection with, among other things, corporate finance and evaluations of possible business partners and will seek to find business partners suitable for the Company. In addition, Victoria Holdings has agreed to assist the Company in the structuring, negotiating and financing of such transactions. In accordance with the terms of the consulting agreement, the Company issued options to Victoria Holdings (the "Victoria Holdings Options") exercisable to purchase 1,000,000 shares of Common Stock at an exercise price of $1.00 per share and for the additional issuance to Victoria Holdings of 1,000,000 shares (the "Victoria Fee Shares") of Common Stock upon consummation by the Company of (i) an acquisition of a company (or companies) introduced to the Company by Victoria Holdings with net assets of at least $2,500,000 or
 (ii) a divestiture of the Company's assets, or the sale of a controlling interest in the Company's capital stock, to a purchaser introduced to the Company by Victoria Holdings resulting in net proceeds to the Company in excess of $2,000,000.

 In December 1996, the Company issued to certain employees, officers and directors options to purchase an aggregate of 1,000,000 shares of the Company's Common Stock during a four (4) year period commencing on January 1, 1997 at an exercise price of $1.00 per share (the "Management Options"). In exchange for the issuance of certain of the Management Options, certain option holders surrendered for cancellation an aggregate of 242,500 options previously issued in June 1996 for 722,500 of the Management Options.

 On December 31, 1996 the Company concluded a private placement of 500,000 Units (the "December 1996 Private Placement") which were placed by Biltmore Securities, Inc., a broker-dealer and a member of the National Association of Securities Dealers ("Biltmore"), on a firm commitment basis. Each Unit was offered at a price of $2.00 per Unit, and consisted of one (1) share of Common Stock of Medical Marketplace, Inc., a subsidiary of the Company, and eighteen
 (18) Class D Redeemable Common Stock Warrants (the "Class D Warrants"). Six (6)
 Class D Warrants  are exercisable for one (1) share of the  Company's   Common
 Stock commencing March 31, 1997 at an exercise price of $2.50 per share for a one (1) year period. The Company intends to use the proceeds from the December 1996 Private Placement to expand the business of Medical Marketplace, repay advances made by the Company to Medical Marketplace, and for working capital purposes. Prior to the December 1996 Private Placement, Medical Marketplace issued options to certain key employees to purchase an aggregate of 1,000,000 shares of Medical Marketplace Common Stock at $.80 per share.

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

 The Company's Common Stock is traded on The Nasdaq SmallCap Market ("Nasdaq"). Under the rules of Nasdaq in order to qualify for continued quotation of securities on Nasdaq, the Company, among other things, must have either (i) $2,000,000 in assets, $1,000,000 in stockholder equity and a minimum bid price

                                                                            (10)

 of $1.00 per share (the "Minimum Bid Requirement") or alternatively (ii) $2,000,000 in total capital and surplus, and $1,000,000 in market value of public float (the "Capital Market Value Requirement"). On May 12, 1997, the Company's Common Stock had a closing price of $1.25. On January 21, 1997, the Staff of Nasdaq advised the Company that the Company failed to satisfy the Capital Market Value Requirement and the Minimum Bid Requirement with respect to its shares of Common Stock. The Company was provided 90 days to comply with either of such requirements in order to continue the listing of its Common Stock on Nasdaq. Failure to comply would have resulted in delisting the Company's shares of Common Stock. On March 21, 1997, the Company was informed by Nasdaq that the Company complied with the Minimum Bid Requirement. On April 3, 1997 the Staff of Nasdaq advised the Company that the Company's shares of Common Stock failed to meet the Capital Market Value Requirement and the Minimum Bid Requirement. In order to continue the listing of its Common Stock on Nasdaq, the Company was provided 90 days to meet the Capital Market Value Requirement or the Minimum Bid Requirement. Following the Reverse Stock Split, the Company's shares were trading at $1.25 and therefore the Company believes that it meets such requirements. Although the Company believes it is in compliance with the Minimum Bid Requirement, it should be noted that, Nasdaq filed in early March 1997, with the SEC, proposed rule changes to the maintenance standards required by Nasdaq. Upon SEC approval the Company would have six (6) months to meet the new maintenance standards. Under the proposed new standards for continued inclusion on The SmallCap Market the Company will have to have net tangible assets of $2,000,000 or net income of $500,000 in two of the last three years or a market capitalization of at least $35,000,000. If the proposed rule changes are approved by the SEC and adopted by Nasdaq, it is unlikely that the Company would be able to comply with such new standards.

 In March 1997, the Company's Board of Directors approved a 1-for-6 reverse stock split (the "Reverse Stock Split") with respect to its shares of Common Stock, such approval to be contingent upon the approval of a majority of the Company's shareholders. The Company conducted its annual meeting of shareholders on April 4, 1997 (the "Annual Meeting") where, among other things, the Company's shareholders voted to approve the Reverse Stock Split. All per share references contained herein reflect the consummation of the Reverse Stock Split. At the Annual Meeting the Company's shareholders also voted (i) to elect five (5) directors to the Board of the Company for a one
 (1) year term, including; L. Wayne Kiley, Nancy Kiley, Rick C. Garian, J.R. Achten and Thomas E. Evans, Jr. and (ii) to ratify the appointment of Moore Stephens, P.C. as the Company's independent certified public accountant.

 In light of the fact that the Company has been unable to operate profitably since the fiscal year ended June 1994, the Company believes that substantial measures need to be taken to address the Company's financial difficulties. The Board of Directors, after having considered numerous alternatives, has concluded that the Company must significantly reduce its expenses in order to reduce the Company's net losses. Therefore, the Company has embarked upon a cost cutting plan by reducing its workforce, closing unprofitable locations and discontinuing under-performing product lines. Specifically, the Company
 (i)  closed  its  branch offices in Livonia, Michigan, Traverse City,  Michigan and Mariposa, California (ii) reduced the number of employees from a high of ninety-six (96) in September 1995 to twenty-two (22) full-time and six (6)
 part-time as of April 15, 1997 and (iii) intends to lease or sell its underutilized headquarters facility in Corona, California. In the event that the Company determines that these measures are insufficient to achieve profitability, the Company may pursue divesting the Company's computer business and/or acquiring an alternative business.

                                                                            (11)

6.SUBSEQUENT EVENT
  ----------------
 On April 25, 1997, the Company entered into an agreement to sell the net amount of its inventory on short-term rental. The Company does not expect to incur any losses in connection with the sale of its inventory on short-term rental.

                                                                            (12)

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

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996
---------------------------------------------------------------------

Total revenues for the quarter ended March 31, 1997, were $5,689,355 compared to $9,238,465 for the quarter ended March 31, 1996. This represents a decrease of $3,549,110 or 38%.

Revenues from computer product sales and rentals for the quarter ended March 31, 1997 totaled $4,815,850, a $2,506,882 or 34% decrease compared to $7,322,732 for the quarter ended March 31, 1996. The sales decrease is reflective of a general industry sales decrease which results in part from price reductions in new computer hardware which negatively impacts selling prices and sales of used computer hardware. The Company anticipates the lower computer products sales trend to continue into the fourth quarter.

Medical product sales and rentals contributed $873,505 in revenues for the quarter ended March 31, 1997, compared to $1,915,733 for the quarter ended March 31, 1996. The current quarter's result represents a $1,042,228 or 54% decrease in revenues over the same period in 1996. Revenues in the current quarter were negatively impacted by delays in closing certain large transactions, however management anticipates that these transactions, when completed, will have a positive impact on future revenues. Continuing investments by Medical Marketplace, Inc. in experienced sales representatives and technical staff, as well as a growing recognition within the industry as an established reseller of previously owned and upgraded magnetic resonance imaging, computed tomograph scanner and ultrasound equipment have positively impacted the sales of this subsidiary. Continued growth and sustained profitability for this subsidiary are expected into the next fiscal year.

Previously owned medical equipment is gaining acceptance  in  the health care community as a cost effective alternative to new equipment. The Company believes that its field representative program, financial strength and support structure will provide Medical Marketplace, Inc. a distinct advantage over many of the subsidiary's competitors.

Total aggregate cost of revenues for the quarter ended March 31, 1997 and 1996 were $5,065,512 or 89% of revenues and $7,837,161 or 85% of revenues, respectively. Cost of revenue percentages are expected to remain relatively stable during the next fiscal year with small decreases anticipated. Factors which will favorably reduce the cost of revenues percentage include; a Company focus toward higher margin transactions through a focus on the Company's end user customer base, a change in computer sales representative compensation plans which includes a substantially higher base salary and less of a commission component than prior periods and the positive effect that higher margin medical equipment sales has on the consolidated percentage.

                                                                            (13)

Cost of revenues for computer products were $4,492,901 or 93% of revenues and $6,269,619 or 86% of revenues for the quarters ended March 31, 1997 and 1996, respectively. The higher cost of revenues percentage in the current quarter is reflective of the reduced operating leverage resulting from lower computer product sales and a focus on liquidating older inventory which has a lower profit margin.

Costs of revenues for medical products were $572,611 or 66% of revenues and $1,567,542 or 82% of revenues for the quarters ended March 31, 1997 and 1996, respectively.

Total selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 1997 and 1996 were $1,547,059 or 27% of revenues and $1,289,163 or 14% of revenues, respectively. The aggregate increase in SG&A expenses from the prior period was $257,896 or 20%. The increase in SG&A expenses was negatively impacted by the increase in Medical Marketplace, Inc. personnel expense, the change in computer sales representative compensation plans mentioned above, write-offs of certain assets relating to the closing of the Livonia, Michigan branch office and increased reserves against accounts receivable and inventory. These increases were partially offset by personnel cutbacks.

SG&A expenses attributed to computer products were $1,283,329 or 27% of revenues and $1,162,493 or 16% of revenues for the quarters ended March 31, 1997 and 1996, respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease previously mentioned, as well as write-offs of certain assets relating to the closing of the Livonia, Michigan branch office and increased reserves against accounts receivable and inventory.

SG&A expense attributed to medical products were $263,730 or 30% of revenues and $126,670 or 7% of revenues for the quarters ended March 31, 1997 and 1996, respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the increase in personnel expense.

Total operating income (loss) was $(923,216) and $112,141 for the quarters ended March 31, 1997 and 1996, respectively. This $1,035,357 unfavorable change was due to a combination of factors including: a decline in computer product revenues, the delayed impact of additional cost reductions during the quarter, and lower margin sales associated with the Company's inventory reduction program.

Operating loss for computer products was $960,380 and $109,381 for the quarters ended March 31, 1997 and 1996, respectively.

Operating income for medical products was $37,164 and $221,522 for the quarters ended March 31, 1997 and 1996, respectively.

Interest expense for the quarter ended March 31, 1997, was $94,927 compared to $96,666 for the quarter ended March 31, 1996. Management anticipates that interest expense will remain stable during the current fiscal year over similar periods in the prior year, with small decreases possible.

The Company's consolidated net income (loss) was $(1,006,582) or $(0.74) per share for the quarter ended March 31, 1997, versus $26,021 or $0.02 per share for the quarter ended March 31, 1996. The net loss was a result of the business conditions described herein.

                                                                           (14)

NINE MONTHS ENDED MARCH 31,1997 COMPARED TO NINE MONTHS ENDED MARCH 31,1996
---------------------------------------------------------------------------

Total  revenues  for  the  nine months ended March 31,  1997,  were  $19,557,647
compared  to  $23,737,114  for  the nine months  ended  March  31,  1996.   This
represents a decrease of $4,179,467 or 18%.

Revenues from computer product sales and rentals for the nine months ended March 31, 1997 totaled $13,954,875, a $7,170,285 or 34% decrease compared to
$21,125,160 for the nine months ended March 31, 1996. The sales decrease is reflective of a general industry sales decrease which results in part from price reductions in new computer hardware which negatively impacts selling prices and sales of used computer hardware. The Company anticipates the lower computer products sales trend to continue into the next fiscal year.

Medical product sales and rentals contributed $5,602,772 in revenues for the nine months ended March 31, 1997, compared to $2,611,954 for the nine months ended March 31, 1996. The current nine month's result represents a $2,990,818 or 115% increase in revenues over the same period in 1996. Continuing investments by Medical Marketplace, Inc. in experienced sales representatives and technical staff, as well as a growing recognition within the industry as an established reseller of previously owned and upgraded magnetic resonance imaging, computed tomograph scanner and ultrasound equipment have positively impacted the sales of this subsidiary. Continued growth and sustained profitability for this subsidiary are expected into the next fiscal year.

Previously owned medical equipment is gaining  acceptance  in  the health care community as a cost effective alternative to new equipment. The Company believes that its field representative program, financial strength and support structure will provide Medical Marketplace, Inc. a distinct advantage over many of the subsidiary's competitors.

Total aggregate cost of revenues for the nine months ended March 31, 1997 and 1996 were $17,201,269 or 88% of revenues and $20,002,889 or 84% of revenues, respectively. The higher cost of revenues percentage in the current nine months is reflective of the reduced operating leverage resulting from lower product sales and the Company's focus on liquidating older inventory which has a lower profit margin. Cost of revenue percentages are expected to remain relatively stable during the next fiscal year with small decreases anticipated. Factors which will favorably reduce the cost of revenues percentage include; a Company focus toward higher margin transactions through a focus on the Company's end user customer base, a change in computer sales representative compensation plans which includes a substantially higher base salary and less of a commission component than prior periods and the positive effect that higher margin medical equipment sales will have on the consolidated percentage.

Cost of revenues for computer products were $12,629,457 or 91% of revenues and $17,913,905 or 85% of revenues for the nine months ended March 31, 1997 and 1996, respectively. The higher cost of revenues percentage in the current nine months is reflective of the reduced operating leverage resulting from lower computer product sales and the Company's focus on liquidating older inventory which has a lower profit margin.

Costs of revenues for medical products were $4,571,812 or 82% of revenues and $2,088,984 or 80% of revenues for the nine months ended March 31, 1997 and 1996, respectively.

                                                                            (15)

Total selling, general and administrative ("SG&A") expenses for the nine months ended March 31, 1997 and 1996 were $4,505,810 or 23% of revenues and $3,943,243 or 17% of revenues, respectively. The aggregate increase in SG&A expenses from the prior period was $562,567 or 14%. The increase in SG&A expenses was negatively impacted by the increase in Medical Marketplace, Inc. personnel expense, the change in computer sales representative compensation plans mentioned above, write-offs of certain assets relating to the closing of the Livonia, Michigan branch office, increased reserves against accounts receivable and inventory, as well as charges relating to the December 1996 Private Placement. These increases were partially offset by personnel cutbacks during the current nine months.

SG&A expenses attributed to computer products were $3,892,064 or 28% of revenues and $3,607,918 or 17% of revenues for the nine months ended March 31, 1997 and 1996, respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease previously mentioned, write-offs of certain assets relating to the closing of the Livonia, Michigan branch office, increased reserves against accounts receivable and inventory, as well as charges relating to the December 1996 Private Placement.

SG&A expense attributed to medical products were $613,746 or 11% of revenues and $335,325 or 13% of revenues for the nine months ended March 31, 1997 and 1996, respectively.

Total operating loss was $2,149,432 and $209,018 for the nine months ended March 31, 1997 and 1996, respectively. This $1,940,414 unfavorable change was due to a combination of factors including: a decline in computer product revenues, the delayed impact of additional cost reductions during the nine months, and lower margin sales associated with the Company's inventory reduction program.

Operating loss for computer products was $2,566,646 and $396,663 for the nine months ended March 31, 1997 and 1996, respectively.

Operating income for medical products was $417,214 and $187,645 for the nine months ended March 31, 1997 and 1996, respectively.

Interest expense for the nine months ended March 31, 1997, was $301,033 compared to $277,655 for the nine months ended March 31, 1996. Management anticipates that interest expense will remain stable during the current fiscal year over similar periods in the prior year, with small decreases possible.

The Company's consolidated net loss was $2,438,396 or $1.80 per share for the nine months ended March 31, 1997, versus $443,507 or $0.33 per share for the nine months ended March 31, 1996. The net loss was a result of the business conditions described herein.


VARIABILITY OF PERIODIC RESULTS AND SEASONALITY
-----------------------------------------------

Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period; however, management does not see any seasonality or predictability to these fluctuations.

                                                                            (16)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has historically financed its growth and cash needs primarily through borrowings and cash generated from operations. The funds received through the initial public offering in June 1993, in the amount of approximately $6.6 million, enabled the Company to eliminate most of its long-term debt at that time. Working capital at March 31, 1997 and 1996 was $1,612,072 and $3,424,823, respectively.

During the nine months ended March 31, 1997, the Company used the June 30, 1996 available cash and cash equivalents of approximately $595,000, the availability of borrowing under the Company's revolving Credit Facility, vendor extended credit and approximately $1,111,000 of reductions in the Company's inventory levels in order to fund the operations of the Company.

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

                                                                            (17)

In December 1996 the Company entered into a one (1) year consulting agreement with Victoria Holdings, Inc. an affiliate of Biltmore Securities, Inc. ("Victoria Holdings" and "Biltmore," respectively). Pursuant to the consulting agreement, Victoria Holdings agreed to act as a consultant to the Company in connection with, among other things, corporate finance and evaluations of possible business partners and will seek to find business partners suitable for the Company. In addition, Victoria Holdings has agreed to assist the Company in the structuring, negotiating and financing of such transactions. The consulting agreement provides for the issuance to Victoria Holdings of options
(the "Victoria Holdings Options") exercisable to purchase 1,000,000 shares of Common Stock at an exercise price of $1.00 per share and for the additional issuance to Victoria Holdings of 1,000,000 shares (the "Victoria Fee Shares") of Common Stock upon consummation by the Company of (i) an acquisition of a company (or companies) introduced to the Company by Victoria Holdings with net assets of at least $2,500,000 or (ii) a divestiture of the Company's assets, or the sale of a controlling interest in the Company's capital stock, to a purchaser introduced to the Company by Victoria Holdings resulting in net proceeds to the Company in excess of $2,000,000.

In December 1996, the Company issued to certain employees, officers and directors options to purchase an aggregate of 1,000,000 shares of the Company's Common Stock during a four (4) year period commencing on January 1, 1997 at an exercise price of $1.00 per share (the "Management Options"). In exchange for the issuance of certain of the Management Options, certain option holders surrendered for cancellation an aggregate of 242,500 options previously issued in June 1996 for 722,500 of the Management Options.

On December 31, 1996 the Company concluded a private placement of 500,000 Units (the "December 1996 Private Placement") which were placed by Biltmore Securities, Inc., a broker-dealer and a member of the National Association of Securities Dealers ("Biltmore"), on a firm commitment basis. Each Unit was offered at a price of $2.00 per Unit, and consisted of one (1) share of Common Stock of Medical Marketplace, Inc., a subsidiary of the Company, and eighteen
(18) Class D Redeemable Common Stock Warrants (the "Class D Warrants"). Six (6) Class D Warrants are currently exercisable for one (1) share of the Company's Common Stock commencing March 31, 1997 at an exercise price of $2.50 per share for a one (1) year period. The Company intends to use the proceeds from the December 1996 Private Placement to expand the business of Medical Marketplace, repay advances made by the Company to Medical Marketplace, and for working capital purposes. Prior to the December 1996 Private Placement, Medical Marketplace issued options to certain key employees to purchase an aggregate of 1,000,000 shares of Medical Marketplace Common Stock at $.80 per share.

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

The Company's Common Stock is traded on The Nasdaq SmallCap Market ("Nasdaq"). Under the rules of Nasdaq in order to qualify for continued quotation of securities on Nasdaq, the Company, among other things, must have either (i) $2,000,000 in assets, $1,000,000 in stockholder equity and a minimum bid price of $1.00 per share (the "Minimum Bid Requirement") or alternatively (ii) $2,000,000 in total capital and surplus, and $1,000,000 in market value of

                                                                            (18)

public float (the "Capital Market Value Requirement"). On May 12, 1997, the Company's Common Stock had a closing price of $1.25. On January 21, 1997, the
Staff of Nasdaq advised the Company that the Company failed to satisfy the Capital Market Value Requirement and the Minimum Bid Requirement with respect to its shares of Common Stock. The Company was provided 90 days to comply with either of such requirements in order to continue the listing of its Common Stock on Nasdaq. Failure to comply would have resulted in delisting the Company's shares of Common Stock. On March 21, 1997, the Company was informed by Nasdaq that the Company complied with the Minimum Bid Requirement. On April 3, 1997 the Staff of Nasdaq advised the Company that the Company's shares of Common Stock failed to meet the Capital Market Value Requirement and the Minimum Bid Requirement. In order to continue the listing of its Common Stock on Nasdaq, the Company was provided 90 days to meet the Capital Market Value Requirement or the Minimum Bid Requirement. Following the Reverse Stock Split, the Company's shares were trading at $1.25 and therefore the Company believes that it meets such requirements. Although the Company believes it is in compliance with the Minimum Bid Requirement, it should be noted that, Nasdaq filed in early March 1997, with the SEC, proposed rule changes to the maintenance standards required by Nasdaq. Upon SEC approval the Company would have six (6) months to meet the new maintenance standards. Under the proposed new standards for continued inclusion on The SmallCap Market the Company will have to have net tangible assets of $2,000,000 or net income of $500,000 in two of the last three years or a market capitalization of at least $35,000,000. If the proposed rule changes are approved by the SEC and adopted by Nasdaq, it is unlikely that the Company would be able to comply with such new standards.

In March 1997, the Company's Board of Directors approved a 1-for-6 reverse stock split (the "Reverse Stock Split") with respect to its shares of Common Stock, such approval to be contingent upon the approval of a majority of the Company's shareholders. The Company conducted its annual meeting of shareholders on April 4, 1997 (the "Annual Meeting") where, among other things, the Company's shareholders voted to approve the Reverse Stock Split. All per share references contained herein reflect the consummation of the Reverse Stock Split. At the Annual Meeting the Company's shareholders also voted (i) to elect five (5) directors to the Board of the Company for a one (1) year term, including; L. Wayne Kiley, Nancy Kiley, Rick C. Garian, J.R. Achten and Thomas E. Evans, Jr. and (ii) to ratify the appointment of Moore Stephens, P.C. as the Company's independent certified public accountant.

In light of the fact that the Company has been unable to operate profitably since the fiscal year ended June 1994, the Company believes that substantial measures need to be taken to address the Company's financial difficulties. The Board of Directors, after having considered numerous alternatives, has concluded that the Company must significantly reduce its expenses in order to reduce the Company's net losses. Therefore, the Company has embarked upon a cost cutting plan by reducing its workforce, closing unprofitable locations and discontinuing under-performing product lines. Specifically, the Company (i) closed its branch offices in Livonia, Michigan, Traverse City, Michigan and Mariposa, California (ii) reduced the number of employees from a high of ninety-six (96) in September 1995 to twenty-two (22) full-time and six (6) part-time as of April 15, 1997 and (iii) intends to lease or sell its underutilized headquarters facility in Corona, California. In the event that the Company determines that these measures are insufficient to achieve profitability, the Company may pursue divesting the Company's computer business and/or acquiring an alternative business.

                                                                            (19)

The Company cautions readers that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. Such forward-looking statements are intended to come within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995.

                                                                            (20)


PART II.  OTHER INFORMATION
ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule - Electronic Format Only

(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997

                                                                            (21)


                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          COMPUTER MARKETPLACE, INC.




Date:  May 12, 1997                  By:  /s/     Carmella A. Hume
                                          ------------------------------
                                          Carmella A. Hume
                                          Controller


                                          Signing on behalf of the registrant
                                          and as principal financial and
                                          accounting officer.