Form 10KSB
period 1997-06-30
COMPUTER MARKETPLACE INC
filed 1997-10-14
CIK 900475

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             REPORT ON FORM 10-KSB

             [X]  Annual Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the fiscal year ended June 30, 1997.

            [ ]  Transition Report pursuant Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

             For the transition period from ________ to ________.

Commission File No. 0-14731

                         COMPUTER MARKETPLACE(R), INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                       33-0558415
(State of or other jurisdi                   (IRS Employer incorporation of
organization)                                         Identification No.)

1490 Railroad Street
Corona, California                                      91720
(Address of Principal                                 (Zip Code)
 Executive Offices)

Registrant's telephone number, including area code:  (909) 735-2102

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, Par Value $.0001 Per Share
                               (Title of Class)

               Class A Redeemable Common Stock Purchase Warrants
                               (Title of Class)

               Class B Redeemable Common Stock Purchase Warrants
                               (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenues for its most recent fiscal year were $23,770,908.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 23, 1997, was approximately $1,009,908.

      Number of shares outstanding of the Issuer's common stock, as of September 23, 1997, was 1,352,424.

                  DOCUMENTS INCORPORATED BY REFERENCE: None.

                                    PART I

Item 1.     DESCRIPTION OF BUSINESS

General

      Computer Marketplace, Inc., a California corporation, was incorporated on July 19, 1983, as Quality Associates, Inc. and changed its name to Computer Marketplace, Inc. in June 1987. In March 1993, Computer Marketplace changed its name to Computer Marketplace(R), Inc. ("Computer Marketplace(R)") and its state of incorporation from California to Delaware. Computer Marketplace(R) is currently engaged in the national wholesale distribution of new and used computer equipment to dealers, computer maintenance companies, leasing companies, equipment brokers, and end-users.
      In light of the fact that the Company has been unable to operate profitably since the fiscal year ended June 1994, the Company believes that substantial measures need to be taken to address the Company's financial difficulties. The Board of Directors, after having considered numerous alternatives, has concluded that the Company must significantly reduce its expenses in order to reduce the Company's net losses. Therefore, the Company has embarked upon a cost cutting plan by reducing its workforce, closing unprofitable locations and discontinuing under performing product lines. Specifically, the Company (i) closed all of its branch offices and (ii) reduced the number of employees from a high of ninety six (96) in September 1995 to twenty four (24) full-time and five (5) part-time as of September 30, 1997. In the event that the Company determines that these measures are insufficient to achieve profitability, the Company may reduce further its existing business or pursue divesting the Company's computer business and/or acquiring an alternative business. As of the date of this Annual Report, the Company has not entered into a definitive agreement with any third party with respect to such a transaction.

      In March of 1994, Computer Marketplace(R) formed Medical Marketplace, Inc. ("Medical Marketplace") as a wholly owned subsidiary to engage in worldwide distribution of used medical equipment to health care providers. Since its inception, the business of Medical Marketplace has expanded considerably. The Company intends to focus on expanding the business of Medical Marketplace in the future. Currently, the Company owns approximately 83% of the shares of Common Stock of Medical Marketplace outstanding.

      In January 1994, Computer Marketplace(R) formed a wholly owned subsidiary, Superior Solutions, Inc. ("SSI"), to purchase certain assets and assume certain obligations of Synergy Solutions, Inc. and International Associated Marketing Corporation, both located in Livonia, Michigan. These companies were engaged principally in the development, installation and maintenance of local and wide area networks, were Novell Platinum Authorized Resellers, and were also selling computer hardware. On July 1, 1996, the employees of SSI began operating as a sales and networking branch of Computer Marketplace(R) and in June 1997 the Company discontinued the operations of SSI because the business failed to become profitable.

      In June 1993, the Company consummated its initial public offering of 690,000 units, each unit consisting of one (1) share of Common Stock, one (1) Class A Warrant and one (1) Class B Warrant (the "IPO Units"). See "Description of Securities." The Company received net proceeds of approximately $6,594,179 from its initial public offering.

      In December 1996, the Company entered into a three year consulting agreement with Victoria Holdings, Inc. ("Victoria Holdings"), an affiliate of Biltmore Securities, Inc. ("Biltmore"). Pursuant to the consulting agreement, Victoria Holdings agreed to assist the Company in identifying new business partners suitable for the Company and in structuring, negotiating and financing such transactions. Pursuant to the terms of the consulting agreement, the Company issued to Victoria Holdings options (the "Victoria Holdings Options") to purchase 1,000,000 shares of Common Stock at an exercise price of $1.00 per share. In addition, the Company agreed to issue 1,000,000 shares of Common Stock to Victoria Holdings (the "Victoria Fee Shares") upon consummation by the Company of (i) an acquisition of a company (or companies) introduced to the Company by Victoria Holdings with net assets of at least $2,500,000 or (ii) a divestiture of the Company's assets, or a sale of a controlling interest in the Company's capital stock, to a purchaser introduced to the Company by Victoria Holdings resulting in net proceeds to the Company in excess of $2,000,000.

      On December 31, 1996, the Company concluded a private placement of 500,000 Units (the "December 1996 Private Placement") which were placed by Biltmore on a firm commitment basis. Each Unit was offered at a price of $2.00 per Unit and consisted o one (1) share of Common Stock of Medical Marketplace, Inc., and eighteen (18) of the Company's Class D Redeemable Common Stock Purchase Warrants (the "Class D Warrants"). An aggregate of six (6) Class D Warrants are exercisable for one (1) share of the Company's Common Stock during a one (1) year period commencing March 31, 1997 at an exercise price of $2.50 per share..

      On January 21, 1997, the Staff of Nasdaq advised the Company that the Company failed to satisfy certain continued listing requirements with respect to its shares of Common Stock. The Company was provided 90 days to comply with such requirements in order to continue the listing of its Common Stock on The Nasdaq SmallCap Market. Failure to comply would have resulted in delisting the Company's shares of Common Stock. On March 21, 1997, the Company was informed by Nasdaq that the Company complied with the continued listing requirements.

      In March 1997, the Company's Board of Directors approved a 1-for-6 reverse stock split (the "Reverse Stock Split") with respect to each outstanding share of the Company's Common Stock, such approval to be contingent upon the approval of a majority of the Company's stockholders. The Company conducted its annual meeting of stockholders on April 4, 1997 (the "Annual Meeting") where, among other things, the Company's stockholders voted to approve the Reverse Stock Split. As of April 21, 1997, the Company effected the Reverse Stock Split. All per share information included in this Annual Report gives effect to the Reserve Stock Split.

      The Company's executive office is located at 1490 Railroad Street, Corona, California. It's telephone number is (909) 735-2102.

The Computer Equipment Business

      Computer Marketplace(R) purchases computer equipment from a variety of sources and suppliers and sells or rents the equipment nationwide and in Europe to companies ranging in size from small companies to Fortune 500 corporations. Computer Marketplace's operations and primary selling efforts are conducted from its principal office in Corona, California. Computer Marketplace(R), which maintains a service and inventory storage center at its Corona headquarters, also has arrangements to inventory its equipment on a temporary basis at independent service centers across the country.

      During the past fiscal year, the Company has significantly diminished its computer business. The Company believes that because of significant changes in the computer industry, the market is more competitive and opportunities to engage in certain business are no longer available. The increase in the importance and dominance of personal computers (with relatively low sales prices) and the reduced usage of mid-sized computer systems has severely reduced the Company's business in the RISC 6000 and AS400 mid-range systems. Further, the Company has seen major OEM manufacturers (such as, IBM, and Digital Equipment Corporation) enter into the reselling business. It is extremely difficult for the Company to compete successfully against these competitors which possess considerably greater resources than the Company.

The Computer Industry

      The computer industry has been characterized by rapid and continuous technological advances permitting cost reductions, increases in computer processing capacity and broadened user applications. Users frequently upgrade or replace their equipment in order to take advantage of technological advances or to increase data processing capacity. As a result, the equipment which is replaced by different or newer models becomes available to the secondary market, total sales revenue for the secondary computer market, both leasing and "buy-sells" combined, exceeds $25 billion annually. The Company is a member in good standing of the Computer Dealers and Lessor's Association ("CDLA"), a trade association headquartered in Washington, DC, as well as the Association of Service and Computer Dealers International ("ASCDI").

Computer Products

      The Company buys and resells computers, features, parts, peripherals, which include hard disk drives, memory, plug-in boards, modems, monitors and printers, and other related computer equipment. Sales of computer equipment constitutes a significant source of revenue for the Company, accounting for virtually all revenues in fiscal years 1997 and 1996. The Company is constantly adjusting its inventory to respond to shifts in product development, new technology, and shifting consumer demands.

Computer Products Sales and Marketing

      The Company's sales and marketing personnel make calls to existing and potential customers and the sales team solicits new business by personal visits and advertising in trade magazines. In addition, the Company also markets its products on the Internet. The Company currently advertises in various trade publications. The Company's customers consist of companies of all sizes, ranging from small companies to Fortune 500 corporations. A substantial portion of the Company's transactions are with repeat customers, such as computer maintenance companies, as well as computer parts suppliers.

Computer Products Distribution Operations

      The Company conducts its primary operations from its main office located in Corona, California. It has also developed relationships with stocking distributors and numerous independent refurbishing and warehouse facilities throughout the United States to handle distribution, engineering and warehousing. By using stocking distributors, the Company has directly benefited by minimizing the costs of freight, engineering and distribution.

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

Computer Products Suppliers

      The Company has established distributor arrangements with a number of manufacturers of computer equipment which provide generally that the Company may sell certain products within a designated territory and with a targeted amount of value-added service. In addition, the Company has an established network of dealers and retail customers that provide products. The Company is not dependent upon any supplier or dealer an although the Company currently purchases a significant amount of products from certain suppliers, management believes the Company would be able to obtain similar products and pricing from other suppliers.

Computer Products Competition

      The Company competes directly with hundreds of other companies which buy, sell or lease new and used IBM, SUN, Hewlett Packard, Digital Equipment and Motorola equipment as well as equipment produced by other computer manufacturers. In addition, the Company also competes with hundreds of competitors in the area of providing value added services to its customers. Certain of the Company's competitors have substantially greater financial resources and larger staffs than the Company. The Company's principal competitors include IBM, Comdisco, Inc., Sun Data, Inc. and El Camino Resources, Inc. The Company does not believe that a significant amount of used equipment is sold independently by owner-users of the equipment. While the aforementioned companies are listed as competitors, they also are customers of the Company. The majority of the competing companies subscribe to either of two national databases: "CDLANET" and/or "ATC Network" nationally. These databases provide the Company with access to inventory listings from competing companies, similar to the multiple-listing services to which most real estate companies subscribe.

      The Company's continued ability to compete effectively may be affected by the policies of the large equipment manufacturers. The Company attempts to provide customers with an unmatched selection of products, a high level of customer service, the knowledge and competence of its employees, and competitive pricing.

The Medical Equipment Business

      Medical Marketplace buys and resells a wide variety of medical equipment including Magnetic Resonance Imaging ("MRI"), Computed Tomography Scanners
("CT") and Ultrasound equipment. In addition, Medical Marketplace provides customers with consulting services related to equipment acquisition, equipment layout and facility design. Medical Marketplace also has a small rental program which provides new equipment and contract service with mobile MRI and CT equipment. Medical Marketplace conducts its primary distribution operations from its main office in Corona, California, which is shared with the Company. It also has sales representatives in Northern California, Kansas, Washington, Massachusetts and North Carolina.

Used Medical Equipment Industry

      The used medical equipment industry is relatively young as compared to the more established computer industry. Sales of used medical equipment have been slowed due to a lack of acceptance of used equipment by health care providers stemming in part from the uncertainty of the equipment's operating condition and more generous cost reimbursement formulas given to providers by governmental agencies and insurance companies. Medical Marketplace believes that recent growth in the domestic market stems from the uncertainty caused by various proposals on the domestic health care reform program, and as a result, health care providers are attempting to minimize their capital expenditures by purchasing lower-cost used equipment. In addition, foreign-based health care providers are undergoing significant expansion and have found used equipment a cost-effective alternative to new equipment.

      Medical Marketplace believes that there are no dominant providers of used equipment in the industry. In addition, Medical Marketplace believes that many of the equipment suppliers operate on a cash basis and only a few companies can deal in larger transaction sizes of greater than $100,000. The association which provides a forum for used equipment is relatively new, unlike the association established for the computer business.

Medical Equipment Rental Program

      Medical Marketplace has a small rental program which provides new equipment providers and contract service providers with mobile MRI and CT equipment. This service allows these customers to meet their short-term equipment needs. Rentals are for approximately one month, however, weekly rentals can also occur.

Medical Equipment Warranty Policy

      Medical Marketplace, like other competing resellers, does not grant any warranties on the used products it sells. However, most of the used medical equipment which Medical Marketplace sells is covered under either the manufacturer's warranty or the manufacturer's or third party maintenance programs.

Medical Equipment Suppliers

      Medical Marketplace has established relationships with a small but growing number of equipment brokers and leasing companies across the United States. In addition, Medical Marketplace by expanding its sales force is able to procure equipment directly from the end-user. Generally, Medical Marketplace physically inspects all major equipment before committing to purchase the item.

Medical Equipment Distribution Operations

      Medical Marketplace conducts its primary distribution operations from its main office in Corona, California. This facility is shared with the Company's computer business. Physically large pieces of medical equipment such as MRI's and CT's are often transported by Medical Marketplace from their last installed location directly to our customer's site. This allows Medical Marketplace to minimize storage and transportation costs in the transaction.

Medical Equipment Sales and Marketing

   Medical  Marketplace  had a total sales force at September 30, 1997 of eleven
(11) people. In addition, Medical Marketplace attends various industry trade shows and advertises on the Internet and in selected national and international trade publications. Medical Marketplace has prospected for sales to foreign countries and anticipates doing additional business abroad.

   Medical Marketplace intends to increase the number of domestically based outside sales representatives. This expansion will enable Medical Marketplace to call on a far greater number of end-users which will increase the number of opportunities to provide equipment and to purchase equipment at the most favorable prices. Medical Marketplace has generally focused on larger transaction sizes (i.e. greater than $50,000). Due to the complex technical nature of the equipment, the potential need for the customer to prepare the equipment site, including obtaining government permits and the significant sale prices involved in a transaction, a transaction can take up to a year to complete, although most transactions are completed in four months or less. Consequently, Medical Marketplace's revenue and operating results can vary materially from month to month.

Medical Equipment Competition

   Medical Marketplace competes directly with the new medical equipment OEM's like GE Medical Systems, Picker, Toshiba, Philip's and Siemens. Many of these new equipment OEM's have used equipment divisions. In addition, Medical Marketplace competes with a growing number of equipment brokers and leasing companies such as Comdisco, Finova, Access Medical and Remed Par. Certain of Medical Marketplace's competitors have substantially greater financial resources and larger staffs than Medical Marketplace. Medical Marketplace believes that only the largest of our competitors can match the technical ability of our employees in the Imaging, X-ray and Ultrasound technologies and only our largest competitors have the financial strength to inventory expensive MRI, CT or Ultrasound equipment. Consequently, Medical Marketplace feels that it can effectively compete against the large OEM's in used equipment transactions and will have competitive advantages over specialized equipment brokers on end-user transactions.

Medical Equipment Leasing Business

   In January, 1997, Medical Marketplace incorporated New Millenium Leasing, Inc. ("New Millennium") as a wholly owned subsidiary. New Millennium was formed as a captive leasing company to finance the sales generated by Medical Marketplace's sales force. Properly implemented, New Millennium will accomplish two goals. First, to help increase overall equipment sales by providing additional resources not previously available to it, and secondly, it will add significant additional revenue and income by capturing most or all of the financing profits previously earned by the leasing companies and banks that the Company's customers were utilizing. Since the leases may be sold and/or discounted on a non recourse basis, these additional revenues may be earned with little or no financial risk to the Company.

Government Regulation

   Neither the Company nor Medical Marketplace has been materially affected by government regulations applicable to either its computer products or its medical equipment business, respectively.

Patents, Trademarks, Licenses and Franchises

   The Company has been granted by the United States Patent and Trademark Office
(i) a trademark for the AcceleRAIDer(R), on October 6, 1992, (ii) a servicemark for Computer Marketplace(R), on November 3, 1992, and (iii) a servicemark for Medical Marketplace, Inc. on August 20, 1996.

   The Company does not own any other patents, trademarks, licenses, or franchises which would be considered significant to the Company's business.

Credit Facilities

   In September 1995, the Company entered into a revolving credit facility agreement ("Credit Facility") with a financing company. This Credit Facility replaced the then outstanding $2,000,000 revolving credit line with a bank. The Credit Facility allows the Company to borrow up to $2,500,000 and bears interest at a rate of 2.25% above the lender's "reference rate" (as defined). The borrowing capacity under the Credit Facility is dependent upon "eligible" (as defined) accounts receivable and inventory, and fluctuates daily. The Credit Facility is collateralized by substantially all of the Company's assets, except for real property. The Credit Facility was to expire in September 1997. The Company and the Lender have extended the Credit Facility until December 31, 1997.

Employees

   As a result of management's focus to reduce costs and capitalize on the efficiencies gained by administrative improvements, as of September 30, 1997, the Company and Medical Marketplace employed twenty-four (24) full-time persons and five (5) part-time persons, including fifteen (15) persons in sales, marketing and related activities, three (3) persons in technical operations and maintenance, and six (6) persons in general administration and finance. The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.

Properties

   On April 23, 1987, L. Wayne Kiley and Nancy Kiley, the Company's President and Secretary, respectively, purchased a fifty percent (50%) undivided interest in the land and 5,000 square-foot building at 205 East Fifth Street, Corona, California, which had, until February 1994, served as the Company's headquarters, and subsequently was used as an interim sales office and temporary headquarters for Medical Marketplace until October, 1995. On June 30, 1987, the Kiley's deeded their fifty percent (50%) interest in the land and building to the Company in exchange for 952,623 shares of common stock of the Company. The other fifty percent (50%) interest in the land and building was owned by Jack Mooney, an unrelated third party, who, in June, 1997, sold such interest to the Company in exchange for the cancellation of certain indebtedness. Currently, the Company is attempting to sell this property.

   On October 27, 1993, the Company purchased, at a trustee sale, a 68,457 square-foot building in Corona, California, for approximately $1,757,000. The building, which currently has over 12,000 square feet of office space, is used as the Company's headquarters. Due to favorable local real estate market conditions, in August 1996, the Company listed this facility for sale. On May 12, 1997, the Company entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real

Estate whereby the Company agreed to sell its headquarters facility in Corona, California for the purchase price of two million five hundred thousand dollars ($2,500,000). This transaction closed in June 1997. The Company has also recently closed certain satellite locations in Michigan and Mariposa, California.


   On January 21, 1994, the Company purchased a two-story, 6,300 square-foot office building located in Mariposa, California, for $215,000. The Company intends to sell this facility in the near future. The Company has renovated this facility and has leased fifty percent of the unused space.

   Management believes that the above properties are adequately covered by insurance.

Legal Proceedings

    The Company commenced an unfair trade name infringement action entitled Computer Marketplace(R), Inc. v. RK Productions/Case No. 260667 in Riverside County, California Superior Court on January 20, 1995. The defendant failed to respond to the Company's complaint, and is therefore, in default.
Subsequently, the defendant (under the name National Productions, Inc.) filed a Federal lawsuit in the Central District of California entitled National
 Productions, Inc. v. Computer Marketplace(R), Inc./Case No. 95-3225 on May 19, 1995. Computer Marketplace(R) has counterclaimed in the Federal action which supersedes the earlier state court action. In July 1997, the Company settled all claims in this matter.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On April 4, 1997, the Company held its Annual Meeting of Stockholders where the stockholders of the Company elected the Board of Directors as follows:

Nominee                          Votes For         Votes Against
-------                          ---------         -------------
L. Wayne Kiley                   1,139,946         70,633
Nancy Kiley                      1,139,946         70,633
J.R. Achten                      1,139,946         70,633
Rick Garian*                     1,139,946         70,633
Thomas E. Evans, Jr.             1,139,946         70,633

The stockholders also (i) ratified the appointment of Moore Stephens, P.C., as the Company's independent certified public accountants (1,150,112 votes in favor, 52,667 votes against, and 7,783 votes abstaining) and (ii) approved a 1-for-6 reverse stock split of the outstanding Common Stock of the Company (1,119,308 votes in favor, 88,383 votes against and 2,888 votes abstaining).


*  Mr. Garian resigned from the Board of Directors in September 1997.

                                   PART II

            Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's securities commenced trading on The Nasdaq SmallCap Market system upon the effectiveness of the Company's Initial Public Offering on June 22, 1993. The Initial Public Offering consisted of 2,070,000 Units, each Unit consisting of one (1) share of Common Stock, one (1) Class A Redeemable Common Stock Purchase Warrant and one (1) Class B Redeemable Common Stock Purchase Warrant (without giving effect to the stock split or the Reverse Stock Split mentioned above). Effective June 22, 1993, the Common Stock, the Class A Warrants and the Class B Warrants comprising the Units were separated and began trading under the symbols "MKPL" and "MKPLW" and "MKPLZ", respectively. The Units began trading under the symbol "MKPLU". The Common Stock is quoted and traded on The Nasdaq SmallCap Market system. On the close of business on May 10, 1994, at the request of the Company, the Units were delisted. The Class A Warrants and Class B Warrants were delisted from The Nasdaq SmallCap Market as of the close of business on December 18, 1996. As of September 30, 1997, there were approximately 54 holders of record of the Company's common stock and approximately 900 beneficial owners.

      In March 1994, the Company's Board of Directors approved a two-for-one stock split (the "Stock Split") with respect to each outstanding share of the Company's Common Stock, such approval to be contingent upon the approval of a majority of the stockholders of an increase of the Company's Common Stock from 15,000,000 shares to 50,000,000 shares. In March 1994, stockholders representing a majority of the shares outstanding approved by written consent in lieu of a special meeting of stockholders an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock. In May 1994, the Company distributed to its stockholders an Information Statement summarizing these transactions. On June 6, 1994, each holder of an outstanding share of the Company's common stock received an additional share of Common Stock as a result of the Stock Split. In March 1997, the Company's Board of Directors approved the Reverse Stock Split which was subsequently approved by the Company's stockholders on April 4, 1997 and became effective on April 17, 1997. All price per share references contained herein reflect the consummation of the Stock Split, but not the consummation of the Reverse Stock Split, except as otherwise noted.

      The following table indicates the high and low bid prices for the Company's Common Stock, the Class A Warrants and the Class B Warrants for each of the quarters in the period from July 1, 1995, through June 30, 1997, based upon information supplied by the Nasdaq system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.



              For the Period from July 1, 1995 to March 31, 1997
                               Quoted Bid Price


1997                 1st Quarter     2nd Quarter      3rd Quarter*      4th Quarter*+
----
                    (ended  9/30/96)           (ended  12/31/96)    (ended  6/30/97)

Common Stock:
      High            5/8                 5-1/2       3/16         1-1/4
      Low             11/32               1/8         1/8          1
Class A Warrants
      High            1/8                 1/16
      Low             1/16                1/32
Class B Warrants
      High            3/32                1/32
      Low             1/32                1/32


1996                  1st Quarter                  2nd          3rd Quarter*           4th Quarter*+
----
                         (ended 9/30/95)        (ended 12/31/95)        (ended 6/30/96)

Common Stock:
      High                           11/16               1/2       15/32         5/8
      Low                            1/4    9/32      1/4          1/4
Class A Warrants
      High            5/32                1/8         1/8          5/32
      Low             1/32                1/32        1/16         1/32
Class B Warrants
      High            1/16                3/32        1/16         3/32
      Low                           1/16  1/16        1/16         1/32


* The Class A and Class B Warrants were delisted from The Nasdaq SmallCap Market on December 18, 1996. + Gives effect to the sellers Stock Split effected as of April 17, 1997.

      On September 30, 1997, the closing bid price of the Common Stock as reported on The Nasdaq SmallCap Market was $1.00 (which gives effect to the Reverse Stock Split). As of September 30, 1997 there were approximately 900 beneficial owners and 54 holders of record of the Company's Common Stock.

      The Company's Common Stock is traded on The Nasdaq SmallCap Market ("Nasdaq"). Under the rules recently adopted by Nasdaq in order to qualify for continued quotation of securities on The Nasdaq SmallCap Market, the Company, among other things, must have (i) either $2,000,000 in net tangible assets, or $35,000,000 in market capitalization, or $500,000 of net income (in latest fiscal year or 2 of the last 3 fiscal years), (ii) a public float of 500,000 shares, (iii) a market value of public float of $4 million, and (iv) a minimum bid price of $1.00 per share.

      Computer Marketplace has no dividend policy, is restricted by its revolving credit agreement to pay cash dividends, and does not intend to pay any dividends in the foreseeable future.

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Year Ended June 30, 1997 compared to Year Ended June 30, 1996

Results of Operations

Total revenues for the year ended June 30, 1997 were $23,770,908 compared to $30,000,952 for the year ended June 30, 1996. This represents a decrease of $6,230,044 or 21%.

Revenues from product sales for the year ended June 30, 1997 totaled $22,192,831, a $6,177,603 or 22% decrease compared to $28,370,434 for the year ended June 30, 1996. Revenues from rental, service and other for the year ended June 30, 1997, were $1,578,077, a $52,441 or 3% decrease compared to $1,630,518 for the year ended June 30, 1996. While the Company believes that the rapid technological advances in computer products enhance its market resulting in many companies purchasing used equipment at significant discounts from new equipment companies to handle most of their computing needs, as most applications do not require the latest technology available, the sales decrease is reflective of a general industry sales decrease which results in part from price reductions in new computer hardware which negatively impacts selling prices and sales of used computer hardware. The Company anticipates the lower computer products sales trend to continue into the next fiscal year.

Computer product segment revenues were $16,959,846 for the year ended June 30, 1997 compared to $27,120,944 for the year ended June 30, 1996. This represents a decrease of $10,161,098, or 37%.

All branch offices of the Company were closed down during the year ended June 30, 1997, and the sales associated with these offices diminished. In addition, several salesmen at the main facility in Corona, California were let go.

Medical Marketplace, Inc. contributed approximately $6,811,000 in revenues for the year ended June 30, 1997, an increase of $3,931,000 or 136% compared to approximately $2,880,000 for the year ended June 30, 1996. Continuing investments made by Medical Marketplace, Inc. in experienced sales representatives and technical staff, as well as a growing recognition within the industry as an established reseller of previously owned and upgraded magnetic resonance imaging, computed tomography scanner and ultrasound equipment have positively impacted the sales of this subsidiary. Continued revenue growth and sustained profitability for this subsidiary are expected into the next fiscal year.

Previously owned medical equipment is just beginning to gain acceptance in the health care community as a cost effective alternative to new equipment. The Company believes that its field representative program, financial strength and support structure will provide Medical Marketplace, Inc. a distinct advantage over many of the subsidiary's competitors.

Aggregate cost of revenues for the years ended June 30, 1997 and 1996 were $21,077,229 or 89% of revenues and $25,386,732 or 85% of revenues, respectively. The higher cost of revenues percentage in the current year is reflective of the reduced operating leverage resulting from lower product sales and the company's focus on liquidating older inventory which has a lower profit margin. Cost of revenue percentages are expected to remain relatively stable during the next fiscal year with small decreases anticipated. Factors which will favorably reduce the cost of revenues percentage include; a company focus toward higher margin transactions through a focus on our end user customer base, a change in computer sales representative compensation plans which includes a substantially higher base salary and less of a commission component than prior periods and the positive effect that higher margin medical equipment sales has on the consolidated percentage.

Cost of revenues for the computer product segment were $15,542,705 or 92% of revenues and $23,020,942 or 85% of revenues for the years ended June 30, 1997 and 1996, respectively. The higher cost of revenues percentage in the current year is reflective of the reduced operating leverage resulting from lower computer product sales and the Company's focus on liquidating older inventory which has a lower profit margin.

Cost of revenues from Medical Marketplace, Inc. were $5,534,524 or 81% of revenues and $2,365,790 or 82% for the years ended June 30, 1997 and 1996, respectively.

Selling, general and administrative ["SG&A"] expenses for the years ended June 30, 1997 and 1996 were $5,862,084 or 25% of revenues and $5,601,670 or 19% of revenues, respectively. This represents an increase of $260,414 or 5%. The increase in SG&A expenses was negatively impacted by the increase in Medical Marketplace Inc. personnel expense, the change in computer sales representative compensation plans mentioned above, write-offs of certain assets relating to the closing of the Livonia, Michigan branch office, increased reserves against accounts receivable and inventory as well as charges relating to the December 1996 Private Placement. These increases were partially offset by personnel cutbacks in the computer products segment during the current year.

SG&A expenses attributed to the computer product segment were $4,873,827 or 29% of revenues and $5,129,034 or 19% for the years ended June 30, 1997 and 1996. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease previously mentioned, write-offs of certain assets relating to the closing of the Livonia, Michigan branch office, increased reserves against accounts receivable and inventory as well as charges relating to the December 1996 Private Placement.

SG&A expenses attributed to Medical Marketplace, Inc. were $988,257 or 15% of revenues and $472,485 or 16% of revenues for the years ended June 30, 1997 and 1996, respectively. The absolute dollar increase is due to increased sales for the current year.

Operating loss was $3,168,405 and $987,450 for the years ended June 30, 1997 and 1996, respectively. This $2,180,955 or 221% unfavorable change was a result of the business conditions described herein.

Operating loss for the computer product segment was $3,456,686 and $1,029,182 for the years ended June 30, 1997 and 1996, respectively.

Operating income for medical products was $288,281 and $41,732 for the years ended June 30, 1997 and 1996, respectively.

Interest expense for the year ended June 30, 1997, was $395,555 compared to $371,728 for the year ended June 30, 1996. Decreases in interest expense are expected due to the success of selling the Company's headquarters facility in the year ended June 30, 1997.

The Company's net loss was $3,347,435 or $2.48 per share for the year ended June 30, 1997, versus $1,331,431 or $0.98 per share for the year ended June 30, 1996. The net loss was a result of the business conditions described herein.

Variability of Periodic Results and Seasonality

Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period; however, management does not see any seasonality or predictability to these fluctuations.

Liquidity and Capital Resources

The Company has historically financed its growth and cash needs primarily through borrowings and cash generated from operations. The funds received through the initial public offering in June 1993, in the amount of approximately $6.6 million, enabled the Company to eliminate most of its long-term debt at that time. Working capital at June 30, 1997 and 1996, was $1,455,083 and $2,724,984, respectively.

During the year ended June 30, 1997, the Company used the June 30, 1996 available cash and cash equivalents of approximately $595,000, the sale of the existing corporate office building and property, the availability of borrowing under the Company's revolving Credit Facility, vendor extended credit and approximately $2,511,000 and $1,287,165 reductions in the Company's inventory an accounts receivable levels in order to fund the operations of the Company.

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

In addition, management intends to investigate alternative financing options which could be utilized for our foreign customers in order to enhance the opportunities for the Company's medical equipment subsidiary's growth. The Company has delayed implementation of these financing options as medical equipment subsidiary has been focused on domestic sales. In addition, the Company has listed for sale two properties; one property located in Corona, California and the other in Mariposa, California. Management intends to use the additional funding and proceeds from the building sale in order to pay down related long-term debt and borrowings on the revolving credit facility in addition to significantly growing the business of our medical equipment subsidiary.

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

Item 8.     CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT
      The following persons are the current executive officers and directors:

 Name                         Age         Position

L. Wayne Kiley          54          President, Chief Executive Officer, Director
                   (Chief Accounting Officer) and President of
                                          Medical Marketplace

Nancy Kiley                   39          Secretary and Director

J. R. Achten                  54          Director

Thomas E. Evans, Jr.          57          Director

Thomas Mason                  37          Vice President

Brian Hintergardt             39          Executive Vice President of Medical
                                          Marketplace

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

Rick C. Garian served as Chief Operating Officer of the Company from January 1997, and as a Director from April 1997, until September 1997. Prior to becoming Chief Operating Officer, Mr.

Garian served as an executive consultant to the Company, as part of his own management consulting practice, which was established in 1991. He graduated from Michigan State University with a Business Administration degree.

Carmella Hume served as Controller of the Company from January 1997 until August 1997 and previously served as a Senior Accountant from July 1995 to January 1997. From 1993 to 1995, Ms. Hume served as a Controller of Triple M. Apparel, a clothing manufacturer, and from 1991 to 1993 she was the Controller of LeaJoy Corporation, an artificial plant manufacturer. Ms. Hume received her Bachelor of Science Degree in Business Administration from Chapman University.

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

Thomas Mason has been a Vice President of the Company since September 1997.
  Mr. Mason was a sales representative since October 1992.
  From 1979 to October 1992, Mr. Mason was a sales representative with Argonaut Computer.

Brian Hintergardt has been Executive Vice President of Medical Marketplace since March 1994. From 1987 until 1993, Mr. Hintergardt was the Chief Executive Officer, Administrator and Engineer of Coalinga Regional Medical Center. Mr. Hintergardt has an engineering degree from California
State Polytechnical University.

There are no family relationships among any of such persons, except that L. Wayne Kiley, the Company's President and Chief Executive Officer, is married to Nancy Kiley, the Company's Secretary.

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

      To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended June 30, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were satisfied.

Item 10.  EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid by the Company to the Chief Executive Officer and two of the Company's officers who received in excess of $100,000 in annual salary and bonus during the fiscal years ended June 30, 1997, 1996, and 1995:


                            Annual               Compensation
                        Compensation            Awards
(a)                     (b)                 (c)           (d)         (g)              (i)
                                                                  Number of       All Other
Name and Principal Positon  Year              Salary      Bonus       Options     Compensation

L. Wayne Kiley, President   1997              $ 306,977   $  --          661,667          $ 6,851
Chief Executive Officer and 1996              $ 303,814   $  --          195,833          $ 1,313
Director                    1995              $ 302,500   $  --          166,667          $ 3,702

Thomas Mason                1997              $211,976    $  --           143,000         $ 2,375
Vice President              1996              $233,916    $  --            30,000            $ --
                            1995              $214,427    $  --                ---           $ --


Brian Hintergardt          1997              $119,033    $     --         33,333         $ 4,523
Executive Vice President   1996              $74,054     $     --         60,000           $  --
Medical Marketplace(3)     1995              $57,250     $     --            ---          $   --


------------------------------------------------------------------------------


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

           In January 1995, the Company adopted a new combined 401(k) and profit sharing plan (the "Plan") which replaced the prior plans. The new Plan covers substantially all of the Company's eligible employees. The new Plan is available to all employees with more than one (1) year of service or, to employees employed by the Company on February 1, 1995. Company contributions to the profit sharing component of the Plan will be at the discretion of management. Company contributions to the 401(K) component of the Plan will be based on a percentage of employee contributions as determined by management. The charge to operations related to the Plan for the years ended June 30, 1997 and 1996, was $17,359 and $18,421, respectively.

          In February 1995, the stockholders approved the Company's 1994 Stock Plan which allows for the issuance of stock options, restricted stock, deferred stock, bonus shares performance awards, dividend equivalent rights, limited stock appreciation rights and other stock-based awards, or any combination thereof. The maximum number of shares of Common Stock with respect to which awards may be granted is initially 166,667 shares.

      In May 1994, the Board of Directors of the Company approved the issuance of up to 300,000 options to certain employees and consultants of the Company
(the "Options"). The Options vested immediately upon the grant thereof and are exercisable at $14.40 per share (or 80% of the fair market value on the date of grant) at any time prior to May 10, 1997. The Company granted 133,333 of the available Options during fiscal year 1994. The remaining 166,667 Options were granted in July 1994 to L. Wayne Kiley, the President and Chief Executive Officer of the Company. In June 1996, the Board of Directors of the Company approved the issuance of new non-qualified stock options to those employees and consultants who currently held the Options. These replacement options required the cancellation of the prior options, vested immediately and were exercisable at $6.00 per share at any time prior to June 11, 2000. A total of 280,500 options were issued at $6.00 per share. In December 1996, the Company's Compensation Committee approved the issuance to certain employees, officers and directors options to purchase an aggregate of 1,000,000 shares of Common Stock (the "December Options"). In exchange for the issuance of these options, certain option holders surrendered for cancellation an aggregate of 242,500 options issued in June 1996 for 722,500 of the December Options. These options vest immediately and are exercisable over a four (4) year period at $1.00 per share.

      On January 3, 1996, the Company's Board of Directors approved the issuance of 158,083 non-qualified stock options to substantially all employees of the Company, its subsidiaries, and the non-employee directors, to purchase shares of the Company's common stock at an exercise price equal to 100% of the market value of the Company's common stock on the date of grant. The stock options require future employment or services to the Company and vest one third each on January 3, 1997, January 3, 1998, and January 3, 1999, respectively. The stock options must be exercised by January 3, 2006. On January 3, 1996, 157,083 stock options were granted at an exercise price of $1.6875 per share of which 64,917 are currently outstanding.

      On June 11, 1996, the Company's Board of Directors approved the issuance of 10,833 non-qualified stock options to seven employees of the Company. These stock options require future employment with the Company and vest one third each on June 11, 1997, June 11, 1998 and June 11, 1999, respectfully. The stock options must be exercised by June 11, 2006. On June 11, 1996, 10,833 stock options were granted at an exercise price of $3.375 per share.

      As of December 1996, the Company's subsidiary, Medical Marketplace, Inc., issued to certain employees of, and a consultant to, Medical Marketplace options to purchase an aggregate of 1,000,000 shares of Medical Marketplace common stock at an exercise price of $.80 per share. Such options vest over a two (2) year period commencing in December 1997; provided however, that in the event of an initial public offering of Medical Marketplace such options vest immediately.


            As of December 1996, the Company issued to certain employees, officers and directors options to purchase an aggregate of 1,000,000 shares of the Company's Common Stock during a four (4) year period commencing on January 1, 1997 at an exercise price of $1.00 per share (the "Management Options"). In exchange for the issuance of certain of the Management Options, certain option holders surrendered for cancellation an aggregate of 240,833 options previously issued in June 1996 for 722,500 of the Management Options.

   The following table contains information concerning the grant of stock options to named executive officers of the Company during the fiscal year ended June 30, 1997:



                                             % of Total
                                   Number of   Options
                                    Options  Granted in  Exercise    Expiration
Name                                Granted  Fiscal YearPrice ($/sh)     Date

L. Wayne  Kiley
President                             661,667     66%       $1.00      1/01/01
Chief Executive Officer and Director

Thomas Mason                          143,000   14.3%      $1.00       1/01/01
Vice President

Brian Hintergardt                       33,333   3.3%      $1.00       1/01/01
Executive President--
Medical Marketplace



   The following table contains information concerning the aggregated option exercises during the last fiscal year and option positions at June 30, 1997, by executive officers of the Company:

                     Aggregated Option Exercises in Last Fiscal Year
                                 and FY-End Option Values
 (a)             (b)               (c)           (d)                        (e)
                                                 Number of                  Value of
                                                 Securities                 Unexercised
                                                 Underlying                 In-the-Money
                                                 Unexercised Options        Options at
                   Number of                           at FY-End,           FY-End,
                  Shares Acquired   Dollar Value      Exercisable/          Exercisable
     Name         on Exercise       Realized        Unexercisable           Unexercisable

L. Wayne Kiley        -                   -            671,291/             $6,930/
                                                         19,454             $14,007

Thomas Mason          -                   -              143,556/           $400/
                                                             1,111          $800

Brian Hintergardt     -                   -                36,111/          $2,000/
                                                                            $3,999                        5,555
Employment Agreements

      On October 16, 1992, the Company entered into an employment agreement for a five (5) year term (the "Employment Term") including an additional one (1) year renewal term with L. Wayne Kiley, President and Chief Executive Officer of the Company. Pursuant to such employment agreement, Mr. Kiley will receive an annual salary of $275,000 per annum with an annual ten percent (10%) increase, effective on the agreement anniversary date, so long as the Company is profitable for the preceding fiscal year. The employment agreement also provides for the use by Mr. Kiley of a Company car, disability insurance and for bonuses and other incentive compensation as the Board of Directors deems appropriate, based upon the Company's operating performance or other reasonable criteria. In addition, Mr. Kiley will have the option (the "Original Option") to purchase up to eighteen percent (18%) of the Company's common stock, so long as the Company achieves certain earnings before the payment of interest and taxes ("EBIT"), such targets to commence with EBIT of $1,250,000 during any of the Company's fiscal years occurring during the Employment Term. The purchase price for the shares of common stock purchased pursuant to the Original Option was equal to $1.60 per share, which was eighty percent (80%) of the per share price offered to the public in connection with the Company's initial public offering.

      In October 1996, the Company amended its employment agreement with L. Wayne Kiley, the Company's Chairman of the Board, President and Chief Executive Officer. Pursuant to such amendment, (i) the employment agreement's expiration date of October 16, 1997 was extended to October 16, 1999, (ii) in exchange for termination of the Original Option Mr. Kiley was granted the right to purchase a number of shares of Common Stock for a period of four (4) years, at a price equal to seventy five percent (75%) of the closing bid price of the Company's shares of Common Stock on the date of grant equal to 2.5%, 3% and 3.5% of the shares outstanding, should the Company report annual earnings before the payment of interest and taxes of $625,000, $875,000 and $1,000,000, respectively, (iii) Mr. Kiley will be paid a cash bonus equal to 5% of any profit realized by the Company from the sale of assets outside the ordinary course of business, and (iv) an insurance policy covering the life of Mr. Kiley whereby Mr. Kiley's estate will be paid $2,000,000 in exchange for the redemption of the shares of the Company's capital stock beneficially owned by Mr. Kiley. The Agreement contains other customary terms and conditions including termination for cause, non-competition on confidentiality provisions.

      Nancy Kiley entered into a five (5) year employment agreement with the Company as Secretary, effective October 1992. This agreement provides for a base salary of $18,000 for fiscal year 1992 with increases of $2,000 per year thereafter. The employment agreement also provided annual cost of living increases, the use of a Company car, bonuses and other incentive compensation as the Board of Directors deemed appropriate, based upon the Company's operating performance or other reasonable criteria. As of March 1, 1997, the Company suspended, indefinitely, Ms. Kiley's employment agreement.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The following table sets forth certain information, as of September 30, 1997, with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares of the Company's Common Stock; (ii) each of the Company's named executive officers and directors; and (iii) the directors and named executive officers of the Company as a group:

                                                                Approximate
Name and Address              Amount and Nature of                   Percent
of Beneficial Owner (1)       Beneficial Ownership                   of Class
-----------------------       --------------------          -----------------

L. Wayne Kiley (2)                  1,013,905  (3)                      49.6%

Nancy Kiley (2)                       342,794  (4)                      25.3%

Kiley Children's Trust (5)             83,333                           6.2%

J. R. Achten                          113,611  (6)                      8.3%

Thomas E. Evans, Jr.                   10,278  (8)                      .8%

Thomas Mason                            143,556(9)                     9.6%

Brian Hintergardt                       36,111(10)                      2.9%

Victoria Holdings, Inc.               1,000,000(11)                        42.5%
c/o Biltmore Securities, Inc.
6700 North Andrews Avenue
Ft. Lauderdale, FL  333094

Directors and Executive                1,224,683                           54.6%
Officers as a Group
(7 persons) (3)(4)(6)(7)(8)(9)(10)

(1)   Unless otherwise indicated, the address of the beneficial owner is:
 c/o Computer Marketplace(R), Inc., 1490 Railroad Street, Corona, California,
      91720.

(2) L. Wayne Kiley and Nancy Kiley are the joint owners of 249,183 shares of the common stock. The children of L. Wayne Kiley and Nancy Kiley are the beneficiaries of the Kiley Children's Trust, which trust holds 83,333 shares of common stock. In addition L. Wayne Kiley and Nancy Kiley formed and are directors of a charitable organization called Operation Frontline which holds 10,000 shares of common stock. The Kiley's disclaim beneficial ownership with respect to the shares of common stock held by the Kiley Children's Trust and Operation Frontline.

(3) Includes (a) 83,333 shares of Common Stock held by the Kiley Children's Trust, (b) 10,000 shares of Common Stock held by Operation Frontline, (c) options issued in January 1996 exercisable for 29,166 shares of Common Stock at $1.6875 per share, one-third of which vested on January 3, 1997 and (d) options issued as of December 1996 exercisable for 661,667 shares of Common Stock at $1.00 per share. See "Executive Compensation." Mr. Kiley disclaims the beneficial ownership of the Company's securities held individually by his wife, Nancy Kiley.

(4) Includes (a) 83,333 shares of Common Stock held by the Kiley Children's Trust, (b) 10,000 shares of Common Stock held by Operation Frontline, and
      (c) options issued in January 1996 exercisable for 833 shares of Common Stock at $1.6875 per share, one-third of which vested on January 3, 1997. Ms. Kiley disclaims the beneficial ownership of the Company's securities held individually by her husband, L. Wayne Kiley.

(5) The Kiley Children's Trust was formed by L. Wayne Kiley and Nancy Kiley for the benefit of their children.

(6) Includes (a) 83,333 shares of common stock held by the Kiley Children's Trust of which Mr. Achten is the sole trustee, (b) 10,000 shares of common stock held by Operation Frontline of which Mr. Achten is a director, (c) options issued in January 1996 exercisable for 833 shares of Common Stock at $1.6875 one-third of which vested on January 3, 1997, and (d) options issued as of December 1996 exercisable for 20,000 shares of Common Stock at $1.00 per share. Mr. Achten disclaims beneficial ownership with respect to the shares of common stock held by the Kiley Children's Trust and Operation Frontline.

(7) Includes (a) options issued in January 1996 exercisable for 8,333 shares of Common Stock at $1.6875 per share, one-third of which vested on January 3, 1997 and (b) options issued as of December 1996 exercisable for 30,000 shares of Common Stock at $1.00 per share.

(8) Includes (a) options issued in January 1996 exercisable for 833 shares of Common Stock at $1.6875 per share, one-third of which vested on January 3, 1997, and (b) options issued as of December 1996 exercisable for 10,000 shares of Common Stock at $1.00 per share.

(9) Includes (a) options issued in January 1996 exercisable for 1,667 shares of Common Stock at $1.6875 per share and (b) options issued in December 1996 exercisable for 143,000 shares at $1.00 per share.

(10) Includes (a) options issued in January 1996 exercisable for 8,333 shares of Common Stock at $1.6875 per share and (b) options issued in December 1996 exercisable for 33,333 shares at $1.00 per share.

(11) Includes options issued as of December 1996 exercisable for 1,000,000 shares of Common Stock at $1.00 per share pursuant to a Consulting Agreement with the Company.  See "Certain Transactions."

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      In May 1994, the Board of Directors of the Company approved the issuance of up to 300,000 options to certain employees and consultants of the Company (the "Options"). The Options vest immediately upon the grant thereof and are exercisable at $14.40 per share (or 80% of the fair market value on the date of grant) at any time prior to May 10, 1997. The Company granted 133,333 of the available Options during fiscal year 1994. The remaining 166,667 Options were granted in July 1994 to L. Wayne Kiley, the President and Chief Executive Officer of the Company.

      The Company leased office space for its branch office at Traverse City, Michigan, from the Company's President. The rent for this approximately 2,700 square foot location was $2,700 per month. The three-year lease, which contained an option for the Company or the landlord to cancel with six (6) months notice after each full year was to expire on July 31, 1998. The Company closed this office and on April 21, 1997 and provided Mr. Kiley, the landlord, with six (6) months prior written notice of its intent to cancel the lease upon the expiration of the six month notice period.

      In January 1996, the Board of Directors of the Company approved the issuance of up to 158,083 options to certain employees and consultants of the Company (the "Options"). The Options vest over a three (3) year period of time and are exercisable at $1.6875 per share (the fair market value on the date of grant) at any time prior to January 3, 2006.

      On June 11, 1996, the Company's Board of Directors approved the issuance of 10,833 non-qualified stock options to seven employees of the Company. These stock options require future employment with the Company and vest one third each on June 11, 1997, June 11, 1998 and June 11, 1999, respectfully. The stock options must be exercised by June 11, 2006. On June 11, 1996, 10,833 stock options were granted at an exercise price of $3.375 per share.

      As of October 1996, the Company amended its employment agreement with L. Wayne Kiley, the Company's Chairman of the Board, President and Chief Executive Officer. Pursuant to such amendment, (i) the employment agreement's expiration date of October 16, 1997 was extended to October 16, 1999, (ii) Mr. Kiley was granted the right to purchase a number of shares of Common Stock for a period of four (4) years, at a price equal to seventy five percent (75%) of the closing bid price of the Company's shares of Common Stock on the date of grant equal to 2.5%, 3% and 3.5% of the shares outstanding, should the Company report annual earnings before the payment of interest and taxes of $625,000, $875,000 and $1,000,000, respectively, (iii) Mr. Kiley will be paid a cash bonus equal to 5% of any profit realized by the Company from the sale of assets outside the ordinary course of business, and (iv) an insurance policy covering the life of Mr. Kiley whereby Mr. Kiley's estate will be paid $2,000,000 in exchange for the redemption of the shares of the Company's capital stock beneficially owned by Mr. Kiley. The Agreement contains other customary terms and conditions including termination for cause, non-competition on confidentiality provisions.

      In December 1996, the Company entered into a three year consulting agreement with Victoria Holdings, Inc. ("Victoria Holdings"), an affiliate of Biltmore Securities, Inc. ("Biltmore"). Pursuant to the consulting agreement, Victoria Holdings agreed to assist the Company in identifying new business partners suitable for the Company and in structuring, negotiating and financing such transactions. Pursuant to the terms of the consulting agreement, the Company issued to Victoria Holdings options (the "Victoria Holdings Options") to purchase 1,000,000 shares of Common Stock at an exercise price of $1.00 per share. In addition, the Company agreed to issue 1,000,000 shares of Common Stock to Victoria Holdings (the "Victoria Fee Shares") upon consummation by the Company of (i) an acquisition of a company (or companies) introduced to the Company by Victoria Holdings with net assets of at least $2,500,000 or (ii) a divestiture of the Company's assets, or a sale of a controlling interest in the Company's capital stock, to a purchaser introduced to the Company by Victoria Holdings resulting in net proceeds to the Company in excess of $2,000,000.

      As of December 1996, the Company issued to certain employees, directors and consultants of the Company (the "Management Optionholders") options (the "Management Options") to purchase an aggregate of 1,000,000 shares of the Company's Common Stock during a four (4) year period commencing on January 1, 1997 at an exercise price of $1.00 per share. In exchange for the issuance of certain of the Management Options, certain option holders surrendered for cancellation an aggregate of 240,832 options previously issued in June 1996 for 722,500 of the Management Options.

      As of December 1996, the Company's subsidiary, Medical Marketplace, Inc., issued to certain employees of, and a consultant to, Medical Marketplace options to purchase an aggregate of 1,000,000 shares of Medical Marketplace common stock at an exercise price of $.80 per share. Such options vest over a two (2) year period commencing in December 1997; provided however, that in the event of an initial public offering of Medical Marketplace such options vest immediately.

      On December 31, 1996 the Company concluded a private placement of 500,000 Units (the "December 1996 Private Placement") which were placed by Biltmore, on a firm commitment basis. Each Unit was offered at a price of $2.00 per Unit, and consisted of one (1) share of Common Stock of Medical Marketplace, Inc., and eighteen (18) Class D Redeemable Common Stock Purchase Warrants (the "Class D Warrants"). Each six (6) Class D Warrants are exercisable for one (1) share of the Company's Common Stock commencing March 31, 1997 at an exercise price of $2.50 per share for a one (1) year period.

      The Company, its officers, directors and employees and holders of 5% or more of the outstanding shares of Common Stock have agreed not to sell, pledge, transfer or hypothecate any shares of capital stock of the Company or any securities convertible into, or exercisable or exchangeable for, shares of capital stock of the Company for a period eighteen (18) months from December 31, 1996 without Biltmore's prior consent.

      With respect to each of the foregoing transactions, the Company believes that the terms of such transactions were as fair to the Company as could be obtained from an unrelated third party. Future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and will be approved by a majority of the independent and/or disinterested members of the board of directors.

                                   PART IV


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

      The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

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

 5.01   Opinion of Brandeis, Bernstein & Wasserman, as counsel to the
        Company.  (1)


10.01 Promissory Note dated December 28, 1993, between Computer Marketplace, Inc. and Yosemite Bank. (3)

10.02 Business Loan Agreement dated December 28, 1993, between Computer Marketplace, Inc. and Yosemite Bank. (3)

10.03 Deed of Trust dated December 28, 1993, among Computer Marketplace, Inc., Yosemite Bank and Fidelity National Title.  (3)

10.04 Loan and Security Agreement dated September 14, 1995, by Computer Marketplace, Inc., Superior Solutions, Inc. and Medical Marketplace, Inc., in favor of CoastFed Business Credit
        Corporation.  (5)

10.05   Accounts Collateral Security Agreement dated September 14, 1995, by Computer Marketplace, Inc., Superior Solutions, Inc. and Medical Marketplace, Inc., in favor of CoastFed Business
        Credit Corporation.  (5)

10.06 Inventory Collateral Security Agreement dated September 14,1995, by Computer Marketplace, Inc., Superior Solutions, Inc. and
        Medical Marketplace, Inc., in favor of CoastFed Business
        Credit Corporation.  (5)

10.07 Joint and Several Borrower Rider dated September 14, 1995, by Computer Marketplace, Inc., Superior Solutions, Inc. and Medical Marketplace, Inc., in favor of CoastFed Business Credit
        Corporation.  (5)

10.08   Amended Employment Agreement between the Company and L.Wayne Kiley. (6)

10.09   Consulting Agreement between the Company and Victoria Holdings, Inc. (6)

10.10   Option to Purchase Common Stock of the Company issued to
        Victoria Holdings, Inc. (6)

10.11   Form of Option Agreement. (6)

10.12   Standard Offer,  Agreement and Escrow  Instructions for Purchase of Real
        Estate  regarding  the  sale  of  Computer  Marketplace's   headquarters
        facility located in Corona, California. (6)

21.01   Subsidiaries of the Registrant

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

(6) Incorporated herein by reference to the Registration Statement on Form SB-2 of the Registrant dated June 11, 1997.

(b)     Reports on Form 8-K

            None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


                                                                         Pages


Report of Independent Auditors.......................................   F-1

Consolidated Balance Sheet as of June 30, 1997.......................   F-2

Consolidated Statements of Operations for the years ended June 30, 1997 F-3 1996

Consolidated Statements of Stockholders' Equity for the years ended
June 30, 1997 and 1996...............................................   F-4

Consolidated  Statements  of Cash Flows for the years  ended June 30,
1997 F-5 - F-6

Notes to Consolidated Financial Statements.........................   F-7 - F-18



                        .   .   .   .   .   .   .   .   .

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Computer Marketplace(R), Inc.



         We have audited the accompanying consolidated balance sheet of Computer Marketplace(R), Inc., and its subsidiaries, as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Marketplace(R), Inc. and its subsidiaries as of June 30, 1997, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.





                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.


Cranford, New Jersey
August 14, 1997



COMPUTER MARKETPLACE(R), INC., AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997.
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash and Cash Equivalents                                             $ 1,500,540
  Accounts Receivable [Less Allowance for Doubtful Accounts of $171,810]  1,695,233
  Inventory [Net of Valuation Allowance of $132,803]                        492,423
  Other Current Assets                                                       52,592

  Total Current Assets                                                    3,740,788

Property Held for Sale - Net                                                486,534

Property and Equipment - Net                                                649,550

Other Assets                                                                 47,540

  Total Assets                                                          $ 4,924,412
                                                                        ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Notes Payable                                                         $   443,388
  Accounts Payable                                                        1,377,038
  Accrued Payroll and Payroll Related Liabilities                           155,045
  Current Portion of Long-term Debt                                          48,929
  Other Current Liabilities                                                 261,305
                                                                        -----------

  Total Current Liabilities                                               2,285,705

Long-Term Debt                                                              158,293

Minority Interest in Net Assets of Subsidiary                               118,438
                                                                        -----------

Commitments and Contingencies                                                    --

Stockholders' Equity:
  Preferred Stock - $.0001 Par Value, 1,000,000 Shares
   Authorized, No Shares Issued and Outstanding                                  --

  Common Stock - $.0001 Par Value, 50,000,000 Shares
   Authorized, 1,352,424 Shares Issued and Outstanding                          135

  Deferred Compensation                                                    (457,276)

  Capital in Excess of Par Value                                          8,785,100

  Accumulated Deficit                                                     (5,965,983)

  Total Stockholders' Equity                                              2,361,976

  Total Liabilities and Stockholders' Equity                            $ 4,924,412
                                                                        ===========


See Notes to Consolidated Financial Statements.




COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                                  Years ended
                                                                   June 30,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------
Revenues:
  Product Sales, Rental, Service and Other                 $23,770,908  $30,000,952
                                                           -----------  -----------

Cost and Expenses:
  Cost of Revenues - Product Sales, Rental, Service and
  Other                                                    21,077,229  25,386,732
  Selling, General and Administrative                       5,862,084     5,601,670

  Total Cost and Expenses                                  26,939,313    30,988,402
                                                           ----------   -----------

Operating Loss                                             (3,168,405)     (987,450)
                                                           ----------   -----------

Other Income [Expense]:
  Interest Expense                                           (395,555)     (371,728)
  Interest Income                                               5,994         3,840
  Gain on Sale of Assets                                      168,904            --
  Miscellaneous Income                                         38,202        23,907
                                                           ----------   -----------

  Total Other [Expense]                                      (182,455)     (343,981)
                                                           ----------   -----------

  Loss Before Income Taxes and Minority Interest
   in Income of Subsidiary                                 (3,350,860)   (1,331,431)

Provision for Income Taxes                                         --            --

Minority Interest in Income of Subsidiary                       3,425            --
                                                           ----------   -----------

  Net Loss                                                 $(3,347,435) $(1,331,431)
                                                           ===========  ===========

  Net Loss Per Share                                       $    (2.48)  $      (.98)
                                                           ==========   ===========

Weighted Average Common Shares Outstanding                  1,352,424     1,352,424
                                                           ==========   ===========


See Notes to Consolidated Financial Statements.

                                        F-3


COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------



                                               Capital in                          Total
                               Common Stock   Excess of    Accumulated    Deferred  Stockholders'
                            Shares   Amount    Par Value   Deficit     Compensation   Equity

Balance - June 30, 1995    1,352,424  $  135  $6,907,269  $(1,287,117  $     --   $5,620,287

  Net Loss                  --       --        --          (1,331,431)      --    1,331,431
                          -------  ------- ---------  ---------- --------   ----------

Balance - June 30, 1996    1,352,424    135   6,907,269  (2,618,548)      --      4,288,856

  Net Loss                  --       --              --  (3,347,435)      --     (3,347,435)

  Issuance of Warrants
   [Private Placement
   Offering of Subsidiary   --       --        274,031         --        --      274,031

  Issuance of Options [To
   Non-employees]           --       --        599,728         --     (548,728)      51,000

  Amortization of
   Deferred Compensation    --       --             --         --       91,452       91,452

  Issuance of Options
   [To Employees]           --       --        468,000         --        --      468,000

  Sale of Subsidiary Stock  --       --        553,857         --        --      553,857

  Additional Offering
   Costs in Connection
   With Private Placement
   Offering                 --       --       (17,785)        --        --       (17,785)
                            -------  ------- ---------  ---------  --------   ----------

Balance - June 30, 1997 1,352,424 $   135  $8,785,100 $(5,965,983    $(457,276)  $2,361,976
                       ==========   ====== ========== ============    ========   ==========


See Notes to Consolidated Financial Statements.

                                        F-4



COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                  Years ended
                                                                   June 30,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------



Operating Activities:
  Net Loss                                                 $(3,347,435) $(1,331,431)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
   Depreciation and Amortization                              393,356       302,062
   Provisions for Losses on Accounts Receivable               184,134       151,367
   Provisions for Losses on Inventory                         245,867       221,216
   Other Valuation Provisions                                      --        (5,004)
   Gain on Sale of Property and Equipment                    (168,904)           --
   Write-off of Goodwill                                           --       174,218
   Minority Interest in Consolidated Subsidiary                (3,425)           --
   Compensation Expense Due to Options Issued                 519,000            --
   Other                                                       20,000        (1,492)

  Changes in Assets and Liabilities:
   Accounts Receivable                                      1,166,376       173,517
   Inventory                                                2,176,980       (69,775)
   Other Current Assets                                       342,156       (86,656)
   Accounts Payable                                          (718,878)        5,261
   Accrued Payroll and Related Liabilities                   (140,148)     (171,063)
   Other Current Liabilities                                   (4,090)       28,977
                                                           ----------   -----------

  Net Cash - Operating Activities                             664,989      (608,803)
                                                           ----------   -----------

Investing Activities:
  Decrease in Loans/Notes Receivable - Related Parties         45,744        14,485
  Purchases of Property and Equipment                         (11,317)     (370,631)
  Proceeds from Sale of Property and Equipment              2,345,926        10,775
  Other                                                       (37,700)      (41,317)
                                                           ----------   -----------

  Net Cash - Investing Activities                           2,342,653      (386,688)
                                                           ----------   -----------

Financing Activities:
  Net Decrease in Notes Payable                            (1,731,453)      874,841
  Principal Payments on Long-term Debt                     (1,302,085)      (53,349)
  Net Proceeds to the Company from Sale of Common
   Stock of Subsidiary                                        894,181            --
  Proceeds from Long-term Debt                                 19,549        21,255
  Offering Costs                                               17,785            --
                                                           ----------   -----------

  Net Cash - Financing Activities                          (2,102,023)      842,747
                                                           ----------   -----------

  Increase [Decrease] in Cash and Cash Equivalents            905,619      (152,744)

Cash and Cash Equivalents - Beginning of Years                594,921       747,665
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Years                 $1,500,540   $   594,921
                                                           ==========   ===========

See Notes to Consolidated Financial Statements.





COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                  Years ended
                                                                   June 30,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for Interest                                   $ 367,100    $   354,553
  Cash Paid for Income Taxes                               $       --   $     4,776

Supplemental Disclosure of Non-Cash Investing and
 Financing Activities:  Reclassification of Accounts
 Payable to Other Liabilities to Reflect
   Negotiated Payment Terms                                $       --   $   274,235

  Note Receivable and Related Debt Exchanged For Increased
   Ownership in Building - Net                             $  150,000   $        --

  Effect of Recording Minority Interest on Paid in Capital $  121,863   $        --

  Transfer of Inventory Items to/from Rental Equipment     $  236,584   $        --



See Notes to Consolidated Financial Statements.






COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------- -----------------------------------------------------------------------



[1] Organization and Business

Computer Marketplace, a California corporation, was incorporated on July 19, 1983, as Quality Associates, Inc. and changed its name to Computer Marketplace in June 1987. In March 1993, Computer Marketplace changed its name to Computer Marketplace(R), Inc. ["Computer Marketplace"] and its state of incorporation from California to Delaware. Computer Marketplace and its subsidiaries is currently engaged in the national wholesale distribution of new and used computer equipment to dealers, computer maintenance companies, leasing companies, equipment brokers, and end-users. Computer Marketplace purchases computer equipment from a variety of sources and suppliers and sells or rents the equipment nationwide and in Europe to companies ranging in size from small companies to Fortune 500 corporations. The computer industry is highly competitive and may be affected by rapid changes in technology and customer spending habits.

[2] Summary of Significant Accounting Policies

Sale of Stock by a Subsidiary - Changes in the Company's proportionate share of subsidiary equity are accounted for as equity transactions [See Note 10].

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of Computer Marketplace and various subsidiaries in which Computer Marketplace holds a majority ownership interest. All material intercompany balances and transactions have been eliminated.

Revenue Recognition - The Company records product sales revenue when goods have been shipped and rental revenue ratably over the term of the rental.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with a maturity of three [3] months or less when purchased to be cash equivalents.

Inventory - Inventory, which consists primarily of previously owned finished goods, is stated at the lower of cost or net realizable value. Cost is generally determined by specific identification.

Property and Equipment and Depreciation - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 30 years.

Property Held for Sale - Property held for sale is stated at carrying value, which is the lower of carrying value or fair value less cost to sell.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------




[2] Summary of Significant Accounting Policies [Continued]

Impairment - Certain long-term assets of the Company, including property and equipment, and customer lists, are reviewed at least annually to determine whether their carrying value has become impaired, pursuant to guidance established in the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management considers these assets to be impaired if the carrying value exceeds the discounted future projected cash flows from related operations. If impairment is deemed to exist, these assets will be written down to the lower of projected discounted cash flows from related operations or management's estimate of fair value. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of the useful lives of these assets. In June 1996, the Company charged operations $174,218 related to the write-off of goodwill. As of June 30, 1997, management expects the remaining assets which at June 30, 1997 consists of customer lists amounting to $9,340, to be fully recoverable.

Net Loss Per Share of Common Stock - Net loss per share of common stock is computed on the basis of the weighted average share of common stock outstanding plus equivalent shares arising from the effect of dilutive stock options and warrants using the treasury stock method. For fiscal years 1997 and 1996, the per share results were computed without consideration for contingently issuable shares underlying stock options and warrants as the effect on the per share results would be anti-dilutive.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Reclassification - Certain reclassifications have been made to prior year consolidated financial statements to conform to classifications used in the current year.

Advertising Costs - Advertising costs are expensed when incurred. Advertising costs amounted to $77,265 and $146,355 for the years ended June 30, 1997 and 1996, respectively.

Stock Options Issued to Employees - The Company adopted SFAS No. 123 on July 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25 for financial reporting purposes.

Amortization - Intangibles at June 30, 1997 consists of customer lists, which amounts to $9,340, and is included in "other assets" on the consolidated balance sheet. It is being amortized using the straight-line method over 5 years. Amortization expense for the year ended June 30, 1997 and 1996 was $63,992 and $26,098, respectively. This expense includes amortization of deferred financing fees associated with a related mortgage payable at June 30, 1996, which were fully amortized at June 30, 1997.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------




[3]  Property and Equipment

Property and equipment consists of the following as of June 30, 1997:

Machinery and Equipment                         $    674,028
Furniture and Fixtures                               135,578
Automobiles and Trucks                               103,051
Long-Term Rental Equipment                           330,000
                                                ------------

Total                                              1,242,657
Less: Accumulated Depreciation                      (593,107)

  Property and Equipment - Net                  $    649,550
  ----------------------------                  ============

Depreciation expense for the years ended June 30, 1997 and 1996 was $237,912 and $275,964, respectively.

Property Held for Sale - Property held for sale consists of two facilities:

205 East 5th Street, Corona, California         $    226,109
5081 Highway 140, Mariposa, California               260,425

  Total Property Held for Sale                  $    486,534
  ----------------------------                  ============

Management expects to dispose of these assets within one year from June 30, 1997.

In June 1997, the Company sold its main facility for net proceeds of approximately $2,300,000, which resulted in a gain of approximately $260,000. The Company used approximately $1,250,000 of the proceeds to pay off the related mortgage payable.

[4] Notes Payable

In September 1995, the Company entered into a new revolving credit facility agreement ["Credit Facility"] with a financing company. This Credit Facility replaced the then outstanding $2,000,000 revolving credit line with a bank. The Credit Facility allows the Company to borrow up to $2,500,000 and bears interest at rate of 2.25% above "prime rate" [as defined]. The borrowing capacity under the Credit Facility is dependent upon "eligible" [as defined] accounts receivable and inventory, and fluctuates daily. At June 30, 1997, borrowings under the Credit Facility and additional amounts available for borrowing under the Credit Facility were $443,388 and $94,074, respectively. The Credit Facility is collateralized by substantially all of the Company's assets, except for real property. The Credit Facility, as amended, expires in December 31, 1997. At June 30, 1997, the interest rate was 10.75%.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[5] Long-Term Debt

As of June 30, 1997, long-term debt consisted of the following:

Note payable to a bank, due February 2, 1999, interest at 9.25%, payment of principal and interest of $1,391 per month, balloon payment of $151,421 due February 2, 1999, collateralized by real
  estate deed of trust.                                              $   154,370

Note payable to a bank due January 1, 1998, interest at a variable rate, balloon payment of $34,395 due January 1, 1998, collateralized by a real estate deed of trust. The interest rate at June 30, 1997 is 10.5%. 39,098

Other                                                                     13,754

Total                                                                    207,222
Less: Current Portion of Long-Term Debt                                 (48,929)
                                                                     -----------

  Total Long-Term Debt                                               $   158,293
  --------------------                                               ===========

The prime rate at June 30, 1997, was 8.5%

Maturities of principal due in the following years are set forth below:

Year ending
  June 30,
  1998                                                               $    48,929
  1999                                                                   157,871
  2000                                                                       422
  Thereafter                                                                  --
                                                                     -----------

  Total                                                              $   207,222
  -----                                                              ===========

[6] Employment Contracts

The Company has employment contracts with most of its sales representatives for terms ranging from one [1] to three [3] years. Commissions are paid monthly based on a Company formula. As part of the contracts, the sales representatives agree to a restrictive covenant not-to-compete upon termination.

In October 1996, the Company amended its employment agreement with L. Wayne Kiley, the Company's Chairman of the Board, President and Chief Executive Officer. Pursuant to such amendment, (i) the employment agreement expiration date of October 16, 1997 was extended to October 16, 1999, (ii) Mr. Kiley was granted the right to purchase a number of shares of Common Stock for a period of four (4) years, at a price equal to seventy five percent [75%] the closing bid price of the Company's shares of Common Stock on the date of grant equal to 2.5%, 3% and 3.5% of the shares of common stock outstanding, should the Company report annual earnings before the payment of interest and taxes of $625,000, $875,000 and $1,000,000, respectively, (iii) Mr. Kiley will be paid a cash bonus equal to 5% of any profit realized by the Company from the sale assets outside the ordinary course of business and (iv) an insurance policy covering the life of Mr. Kiley whereby Mr. Kiley's estate will be paid $2,000,000 in exchange for the redemption of the shares of the Company's capital stock beneficially owned by Mr. Kiley. The employment agreement contains other customary terms and conditions including termination for cause, non-competition and confidentiality provisions. Mr. Kiley will receive an annual salary of $302,500; to be increased 6% annually.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------




[7] Fair Value Of Financial Instruments

Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash and cash equivalents, trade receivables, trade payables, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these items because of their short maturities. Management estimates that the carrying value of its other long-term debt approximates its fair value because the applicable interest rates approximates the current market rates. The fair value of one loan in the Company's long-term debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities.

                                                    June 30, 1997
                                                  Carrying   Fair
                                                   Amount    Value

Total Long-Term Debt                             $158,293   $155,391

[8] Profit Sharing Plan and 401[k] Plan

In January 1995, the Company adopted a new combined 401[k] and profit sharing plan [the "Plan"] which replaced the prior plans. The new Plan will cover substantially all of the Company's eligible employees. The new Plan is available to all employees with more than one [1] year of service or, to employees employed by the Company on February 1, 1995. Company contributions to the 401[k] component of the Plan is based on a percentage of employee contributions, but is at the discretion of management. The charge to operations related to the Company's contribution to the Plan for the years ended June 30, 1997 and 1996, was $17,359 and $18,421, respectively.

[9] Income Taxes

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and tax purposes. Temporary differences are caused primarily by depreciation, inventory valuation allowances and accounts receivable allowance for doubtful accounts.

Generally accepted accounting principles require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. The deferred tax asset attributable to operating loss carryforwards amounted to approximately $2,015,000 at June 30, 1997. Because the Company does not as yet have a history of continuing profitability, any deferred tax asset established for the operating loss carryforward would correspondingly require a valuation of allowance of the same amount. Accordingly, no deferred tax asset is reflected in these consolidated financial statements. The change in the valuation allowance during the fiscal year ended June 30, 1997 was approximately $1,015,000.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------




[9] Income Taxes [Continued]

No provision for Federal income taxes has been made during the fiscal years ended June 30, 1997 and 1996, because of the Company's net loss position.

The Company's net operating loss carryforwards of approximately $5,305,000 begin to expire as follows:

Year ended
  June 30,                                      Amount

  2008                                       $  210,000
  2010                                          922,000
  2011                                        1,085,000
  2012                                        3,088,000
                                             ----------

   Total                                     $5,305,000

[10] Stockholders' Equity

Initial Public Offering - On June 22, 1993, the Company completed the initial public offering of 690,000 units [including the 90,000 underwriters over-allotment units] at $2.00 per unit resulting in net proceeds to the Company of $6,594,179. Each unit consists of one [1] share of common stock and one [1] Class A Redeemable Common Stock Purchase Warrant and one [1] Class B Redeemable Common Stock Purchase Warrant. Each six [6] Class A and B Redeemable Common Stock Purchase Warrant entitles the holder to purchase two [2] shares of common stock for $28.50 and $33.00, respectively, commencing one [1] year from the effective date of the offering. In connection with the offering, the Company sold to the Underwriter, for nominal consideration, warrants to purchase an aggregate of 360,000 units ["Underwriters Unit Purchase Options"]. The Underwriters Unit Purchase Option is exercisable for a four [4] year period commencing two [2] years after the effective date of the offering at an exercise price of $3.30 per Unit.

Stock Split - In April 1997, the Company effected a one-for-six reverse stock split of the outstanding shares of common stock of the Company by changing the 8,114,542 then outstanding shares of common stock, par value $.0001 per share, into 1,352,424 shares of common stock of the Company, par value $.0001 per share. All share data has been adjusted and retroactively restated to reflect this change.

Stock Transactions of Subsidiary - On December 31, 1996 the Company concluded a private placement of 500,000 Units [the "Private Placement"]. Each Unit was offered at a price of $2.00 per Unit, and consisted of one [1] share of Common Stock of Medical Marketplace, Inc., a subsidiary of the Company, and eighteen [18] of the Company's Class D Redeemable Common Stock Purchase Warrants [the "Class D Warrants"]. Six [6] Class D Warrants are currently exercisable for one [1] share of the Company's Common Stock commencing March 31, 1997 at an exercise price of $2.50 per share for a one [1] year period. Net proceeds from the Private Placement were $894,181, of which Computer Marketplace recognized an increase in paid-in-capital of $553,857 on a consolidated basis. The subsidiary also issued warrants which are exercisable for the parent's common stock, valued at $274,031. Additional costs relating to the private placement were $17,785, reducing paid-in-capital. This issuance reduced Computer Marketplace's ownership of Medical Marketplace from 100% to 83%.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------




[10] Stockholders' Equity [Continued]

Stock Options and Other Stock-Based Awards - In May 1994, the Board of Directors of the Company approved the issuance of up to 300,000 options to certain employees and consultants of the Company [the "Options"]. The Options vest immediately upon the grant thereof and are exercisable at $14.40 per share [or 80% of the fair market value on the date of grant] at any time prior to May 10, 1997. The Company granted 166,667 options in July 1994 to the President of the Company. In June 1996 the Board of Directors of the Company approved the issuance of new non-qualified stock options to those employees and consultants who currently held any of the options exercisable at $14.40 per share. These replacement options required the cancellation of the prior options and are immediately vested and are exercisable at $6.00 per share at any time prior to June 11, 2000. A total of 280,500 options were issued at $6.00 per share.

In February 1995, the stockholders approved the Company's 1994 Stock Plan which allows for the issuance of stock options, restricted stock, deferred stock, bonus shares performance awards, dividend equivalent rights, limited stock appreciation rights and other stock-based awards, or any combination thereof. The maximum number of shares of Common Stock with respect to which awards may be granted is initially 166,667 shares. No awards or shares have been granted under the 1994 stock plan.

On January 3, 1996, the Company's Board of Directors approved the issuance of 158,083 non-qualified stock options to substantially all employees of the Company, its subsidiaries, and the non-employee directors, to purchase shares of the Company's common stock at an exercise price equal to 100% of the market value of the Company's common stock on the date of grant. The stock options require future employment or services to the Company and vest one third each on January 3, 1997, January 3, 1998, and January 3, 1999, respectively. The stock options must be exercised by January 3, 2006. On January 3, 1996, 157,083 stock options were granted at an exercise price of $1.6875 per share.

On June 11, 1996, the Company's Board of Directors approved the issuance of 10,833 non-qualified stock options to seven employees of the Company. These stock options require future employment to the Company and vest one third each on June 11, 1997, June 11, 1998 and June 11, 1999, respectfully. The stock options must be exercised by June 11, 2006. On June 11, 1996, 10,833 stock options were granted at an exercise price of $3.375 per share.

In December 1996 the Company entered into a three [3] year consulting agreement with Victoria Holdings, Inc. an affiliate of Biltmore Securities, Inc. ["Victoria Holdings" and "Biltmore", respectively]. Pursuant to the consulting agreement, Victoria Holdings agreed to act as a consultant to the Company in connection with, among other things, corporate finance and evaluations of possible business partners and will seek to find business partners suitable for the Company. In addition, Victoria Holdings has agreed to assist the Company in the structuring, negotiating and financing of such transactions. In accordance with the terms of the consulting agreement, the Company issued options to Victoria Holdings [the "Victoria Holdings Options"] exercisable to purchase 1,000,000 shares of Common Stock at an exercise price of $1.00 per share. The options are exercisable for a 5 year period commencing December 31, 1996. In the event the Company consummates (i) an acquisition of a company [or companies] introduced to the Company by Victoria Holdings with net assets of at least $2,500,000 or (ii) a divestiture of the Company's assets, or the sale of a controlling interest in the Company's capital stock, to a purchaser introduced to the Company by Victoria Holdings resulting in net proceeds to the Company in excess of $2,000,000, Victoria Holdings shall receive 1,000,000 shares of Common Stock simultaneously with the closing of such transactions.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------


[10] Stockholders' Equity [Continued]

Stock Options and Other Stock-Based Awards [Continued] - In December 1996, the Company issued to certain employees, officers and directors options to purchase an aggregate of 1,000,000 shares of the Company's Common Stock during a four [4] year period commencing on January 1, 1997 at an exercise price of $1.00 per share [the "Management Options"]. In exchange for the issuance of certain of the Management Options, certain option holders surrendered for cancellation an aggregate of 242,250 options previously issued in June 1996 for 722,500 of the Management Options.

Performance stock rights are granted at greater than 5% of the market price and are normally exercisable over four years from the date of grant [See Note 6].

The following is a summary of transactions under the plans:
                                                                        Weighted
                                            Number of Weighted Average   Average
                                         Common SharesExercise Price  Fair Value

Options Outstanding at June 30, 1995         295,833    $      14.40   $    3.70

Granted                                      448,417            4.43         .42
Cancelled                                   (298,333)          14.30
                                          ----------

Options Outstanding at June 30, 1996         445,917    $       4.44   $     .42

Granted                                    2,000,000            1.00         .12
Cancelled                                   (391,000)           4.81
                                          ----------

Options Outstanding at June 30, 1997       2,054,917    $       1.02   $     .14
------------------------------------      ==========

Options Exercisable at June 30, 1997       2,011,639    $       1.01   $     .14
------------------------------------      ==========

All options granted during the year ended June 30, 1996 had an exercise price equal to the market price on the grant dates. All options granted during the year ended June 30, 1997 had an exercise price less than the market price on the grant dates.

For the performance-based rights, the number of shares is based on a percentage of shares outstanding on the grant date, and the exercise price is 75% of market value at performance achievement [See Note 6].

The following is a summary of the status of fixed options outstanding at June 30, 1997:

         Outstanding Options                          Exercisable Options
                          Remaining
Exercise                 Contractual                             Exercise
  Price      Number         Life                 Number            Price

$ 1.6875      64,917    9.5 Years                  21,639         1.6875
  1.0000   1,000,000    4.5 Years               1,000,000         1.0000
  1.0000     990,000    3.5 Years                 990,000         1.0000
           ---------                           ----------

           2,054,917                            2,011,639
           =========                           ==========

                                                 Outstanding
                                                   Options

Weighted Average Remaining Contractual Life       4.2 Years

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------




[10] Stockholders' Equity [Continued]

Stock Options and Warrants - The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, for stock options issued to employees in accounting for its stock option plans. $468,000 and $-0- of compensation expense has been recognized for the Company's stock-based compensation plans in the years ended June 30, 1997 and 1996, respectively. The exercise price for all stock options issued to employees was $.1670, and the market price of the Company's stock at the grant date was $.25.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for the employee options, net income and earnings per share would have been as follows:

                                                   For the Years Ended
                                                        June 30,
                                                   1 9 9 7     1 9 9 6
                                                   -------     -------

Net [Loss] Income:
  As Reported                                   $(3,347,376)$ (1,331,431)
                                                =========== ============

  Pro Forma                                     $(3,932,492)$ (2,386,034)
                                                =========== ============

[Loss] Earnings Per Share:
  As Reported                                   $     (2.48)$       (.98)
                                                =========== ============

  Pro Forma                                     $     (2.91)$      (1.76)
                                                =========== ============

The fair value used in the pro forma data was estimated by using an option pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option, The following is the average of the data used for the following items.

     Risk-Free         Expected          Expected            Expected
   Interest Rate         Life           Volatility           Dividends

       5.97%            3 Years           96.50%               None

During the year ended June 30, 1997, the Company issued a total of 1,360,000 stock options to consultants, each at an exercise price of $.167, which was less than the market prices of $.1875 and $.25. The total cost of issuing the options to consultants is approximately $600,000. Of this amount, $549,000 is for consulting services and is being charged to paid-in capital. This entire amount is being amortized over the term of the consulting agreement, which is three [3] years. The remaining amount of $51,000 was charged directly to compensation expense as the options vest immediately. The total charge to operations for the year ended June 30, 1997 is $142,452.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------




[10] Stockholders' Equity [Continued]

Stock Options and Warrants [Continued] - The fair value of the options issued was estimated by using an option pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The following is the average of the data used for the following items:

     Risk-Free
   Interest Rate     Expected Life  Expected Volatility Expected Dividends

       5.51%            1 Year            116.5%               None

[11] Concentrations of Credit Risk

The Company currently maintains cash accounts with financial institutions which exceed the maximum amounts insured by the Federal Depository Insurance Corporation. At June 30, 1997, these uninsured amounts totaled approximately $1,287,000.

Generally, the Company does not require collateral or other security to support financial instruments, however the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited.

[12] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 128, Earnings Per Share ["EPS"], and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for that period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15, SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income."
SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------




[12] New Authoritative Pronouncements [Continued]

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after
 December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a materialimpact on the Company.

[13] Industry Segments

The Company classifies its product lines into two segments: Computer Products and Medical Products. Information about those segments for the year ended June 30, 1997 and 1996 is as follows:

                                                          1 9 9 7
                                            Computer     Medical
                                            Products    Products   Consolidated

Operating Revenue                         $ 16,959,846  $6,811,062  $23,770,908
-----------------                         ============  ==========  ===========

Operating Profit [Loss]                   $ (3,456,686) $  288,281  $(3,168,405)

Interest Expense                                                      (395,555)

Other Nonoperating Revenues and Expenses                               213,100

  Loss Before Income Taxes and Minority Interest                    $(3,350,860)
  ----------------------------------------------                    ===========

Identifiable Assets at June 30, 1997      $  3,250,440  $1,673,972  $4,924,412
------------------------------------      ============  ==========  ==========

                                                          1 9 9 6
                                            Computer     Medical
                                            Products    Products   Consolidated

Operating Revenue                         $ 27,120,944  $2,880,008  $30,000,952
-----------------                         ============  ==========  ===========

Operating Profit [Loss]                   $ (1,029,182) $   41,732  $ (987,450)
                                          ============  ==========

Interest Expense                                                      (371,728)

Other Nonoperating Revenues and Expenses                                27,747

  Loss Before Income Taxes                                          $(1,331,431)

Identifiable Assets at June 30, 1996      $  9,513,177  $1,196,782  $10,709,959
------------------------------------      ============  ==========  ===========

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------




[13] Industry Segments [Continued]

Operating profit [loss] is total operating revenue less operating expenses, and excludes interest expense and other nonoperating revenues and expenses. Intersegment sales during 1997 and 1996 were immaterial to the consolidated financial statements. Shared operating expenses allocated to the Medical Products segment were $90,000 in 1997 and $60,000 in 1996. For 1997, depreciation and amortization expense for the Computer Products and Medical Products industry segments was $323,999 and $13,434, respectively. For 1996, deprecation and amortization expense for the Computer Products and Medical Products industry segments was $264,197 and $11,767, respectively. Capital expenditures for the two segments in 1997 were $153,000 and $-0-,respectively. Capital expenditures for the two segments in 1996 were $224,475 and $146,156, respectively.

Identifiable assets are those used by each segment of the Company's operations and do not include advances from the Computer Products segment to the Medical Products segment totaling $427,980 and $1,219,628 as of June 30, 1997 and 1996, respectively.

[14] Fourth Quarter Adjustments

There were certain adjustments recorded in the fourth quarter of fiscal 1996, and the aggregate effect of such adjustments was material to the results of that quarter. In June 1996, the Company charged operations $174,218 related to the write-off of goodwill.

[15] Equipment Leasing and Third Party Transactions

The Company's subsidiary sold certain sales-type lease receivables which qualified as sales under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Revenues arising from these transactions were approximately $110,000 for the year ended June 30, 1997.






                      .   .   .   .   .   .   .   .   .   .

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 14th day of October, 1996.

                                        COMPUTER MARKETPLACE, INC.


                                        By:  /s/ L. Wayne Kiley
                                                        L. Wayne Kiley
                       President, Chief Executive Officer,
                     (Chief Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                           Title                   Date

/s/ L. Wayne Kiley              President,               October 14, 1997
---------------------------
L. Wayne Kiley                  Chief Executive
                                Officer (Chief Accounting
                                Officer) and Director

/s/ Nancy Kiley                 Secretary and Director   October 14, 1997
---------------------------
Nancy Kiley


/s/ J.R. Achten                 Director                 October 14, 1997
J. R. Achten


/s/ Thomas E. Evans, Jr.        Director                 October 14, 1997
---------------------------
Thomas E. Evans, Jr.