Form 10QSB
period 1997-09-30
COMPUTER MARKETPLACE INC
filed 1997-11-14
CIK 900475

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   ---------

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the quarter ended September 30, 1997        Commission File Number 0-14731

                          COMPUTER MARKETPLACE(R), INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                     33-0558415
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            1171 Railroad Street
            Corona, California                                 91720
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:     (909) 735-2102



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

As of November 12, 1997, 1,352,424 shares of the issuer's common stock, par value, $.0001 per share were outstanding.

COMPUTER MARKETPLACE(R), INC., AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

        Condensed Consolidated Balance Sheet as of September 30, 1997
        [Unaudited]..................................................      1

        Condensed Consolidated Statements of Operations for the three
        months ended September 30, 1997 and 1996 [Unaudited].........      2

        Condensed Consolidated Statements of Cash Flows for the three
        months ended September 30, 1997 and 1996 [Unaudited].........      3

        Notes to Condensed Consolidated Financial Statements [Unaudited].. 4

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................      5 - 7

Signature Page........................................................     8




                         .   .   .   .   .   .   .   .

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------


COMPUTER MARKETPLACE(R), INC., AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash and Cash Equivalents                                      $   472,908
  Accounts Receivable - Net                                        1,903,992
  Inventory - Net                                                    515,486
  Other Current Assets                                                31,251
                                                                 -----------

  Total Current Assets                                             2,923,637

Property Held for Sale - Net                                         486,534
Property and Equipment - Net                                         621,925

Other Assets                                                         100,720

  Total Assets                                                   $ 4,132,816
                                                                 ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Notes Payable                                                  $   514,080
  Accounts Payable                                                   603,502
  Accrued Payroll and Payroll Related Liabilities                     98,868
  Current Portion of Long-term Debt                                  192,862
  Other Current Liabilities                                          381,534
                                                                 -----------

  Total Current Liabilities                                        1,790,846

Long-Term Debt                                                       157,625

Minority Interest in Net Assets of Subsidiary                         92,009
                                                                 -----------

Commitments and Contingencies                                             --

Stockholders' Equity:
  Preferred Stock - $.0001 Par Value, 1,000,000 Shares
   Authorized, No Shares Issued and Outstanding                           --

  Common Stock - $.0001 Par Value, 50,000,000 Shares
   Authorized, 1,352,424 Shares Issued and Outstanding                   135

  Deferred Compensation                                             (411,550)

  Capital in Excess of Par Value                                   8,785,099

  Accumulated Deficit                                             (6,281,348)

  Total Stockholders' Equity                                       2,092,336

  Total Liabilities and Stockholders' Equity                     $ 4,132,816
                                                                 ===========

The Accompanying Notes are an Integral Part of these Condensed
Consolidated Financial Statements.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                                   Three months ended
                                                                      September 30,
                                                                  1 9 9 7       1 9 9 6
                                                                  -------       -------

Revenues:
  Product Sales, Rental, Service and Other                       $2,595,281   $ 7,179,879
                                                                 ----------   -----------

Cost and Expenses:
  Cost of Revenues - Product Sales, Rental, Service and Other     2,085,546     6,259,661
  Selling, General and Administrative                               975,422     1,259,830

  Total Cost and Expenses                                         3,060,968     7,519,491
                                                                 ----------   -----------

Operating Loss                                                     (465,687)     (339,612)
                                                                 ----------   -----------

Other Income [Expense]:
  Interest Expense                                                  (13,721)     (115,510)
  Interest Income                                                    15,287           234
  Miscellaneous Income                                               24,103         9,491
                                                                 ----------   -----------

  Total Other Income [Expense]                                       25,669      (105,785)
                                                                 ----------   -----------

  Loss Before Income Taxes, Minority Interest in
   Income of Subsidiary and Extraordinary Item                     (440,018)     (445,397)

Provision for Income Taxes                                               --            --

Minority Interest in Income of Subsidiary                            26,429            --
                                                                 ----------   -----------

  Loss Before Extraordinary Item                                   (413,589)     (445,397)

Extraordinary Item:
  Gain from Extinguishment of Debt [Net of Income Taxes of
  $-0-]                                                              98,226            --
                                                                 ----------   -----------

  Net Loss                                                       $ (315,363)  $  (445,397)
                                                                 ==========   ===========

Loss Per Share:
  Loss Before Extraordinary Item [Net of Income Taxes]           $     (.30)  $      (.33)
  Extraordinary Item                                                    .07            --
                                                                 ----------   -----------

  Net Loss Per Share                                             $     (.23)  $      (.33)
                                                                 ==========   ===========

Weighted Average Common Shares Outstanding                        1,352,424     1,352,424
                                                                 ==========   ===========


The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Three months ended
                                                                 September 30,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------
Operating Activities:
  Net Loss                                                 $ (315,363)  $  (445,397)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
   Depreciation and Amortization                               85,243        67,161
   Provisions for Losses on Accounts Receivable               (16,823)      (10,842)
   Provisions for Losses on Inventory                         (74,482)       30,000
   Minority Interest in Consolidated Subsidiary               (26,429)           --
   Gain on Extinguishment of Debt                             (98,226)           --

  Changes in Assets and Liabilities:
   Accounts Receivable                                       (191,936)     (330,794)
   Inventory                                                   51,419       550,721
   Other Current Assets                                        21,341        53,702
   Accounts Payable                                          (525,310)      362,683
   Accrued Payroll and Related Liabilities                    (56,177)      (84,771)
   Other Current Liabilities                                  120,229       (91,669)
                                                           ----------   -----------

  Net Cash - Operating Activities                          (1,026,514)      100,794
                                                           ----------   -----------

Investing Activities:
  Decrease in Loans/Notes Receivable - Related Parties             --        18,699
  Purchases of Property and Equipment                         (10,723)       (9,375)
  Other                                                       (54,350)       (2,432)
                                                           ----------   -----------

  Net Cash - Investing Activities                             (65,073)        6,892
                                                           ----------   -----------

Financing Activities:
  Net Decrease in Notes Payable                                70,690      (163,354)
  Principal Payments on Long-term Debt                         (6,735)      (14,019)
                                                           ----------   -----------

  Net Cash - Financing Activities                              63,955      (177,373)
                                                           ----------   -----------

  Net [Decrease] in Cash and Cash Equivalents              (1,027,632)      (69,687)

Cash and Cash Equivalents - Beginning of Periods            1,500,540       594,921
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $  472,908   $   525,234
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for Interest                                   $   13,720   $   115,046
  Cash Paid for Income Taxes                               $       --   $        --

Supplemental Disclosure of Non-Cash Investing and Financing
 Activities:
  Reclassification of Accounts Payable to/from Other
  Liabilities to Reflect Negotiated Payment Terms          $  150,000   $    45,431

  Transfer of Inventory Items to/from Rental Equipment     $       --   $    93,511

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------




[1] Significant Accounting Policies

Significant   accounting   policies  of  Computer   Marketplace(R),   Inc.   and
Subsidiaries [the "Company"] are set forth in the Company's Form 10-KSB for the year ended June 30, 1997, as filed with the Securities and Exchange Commission.

[2] Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments [consisting only of normal recurring accruals] necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 1997, the consolidated results of its operations for the three month periods ending September 30, 1997 and 1996 and its cash flows for the three month periods ending September 30, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended September 30, 1997 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1997.

[3] Stock Transactions

In April 1997, the Company effected a one-for-six reverse stock split of the outstanding shares of common stock of the Company by changing the 8,114,542 then outstanding shares of common stock, par value $.0001 per share, into 1,352,424 shares of common stock of the Company, par value $.0001 per share. All share data has been adjusted and retroactively restated to reflect this change.

[4] Extraordinary Item

During the three months ended September 30, 1997, the Company negotiated payment terms of certain accounts payable, resulting in a gain of $98,226. There was no income tax effect on this transaction.




                      .   .   .   .   .   .   .   .   .   .

Item 2:

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in this quarterly report and in the audited financial statements and management discussion and analysis of financial condition and results of operations contained in the Company's Form 10-KSB for the fiscal year ended June 30, 1997.

Quarter ended September 30, 1997 Compared to Quarter ended September 30, 1996

Total revenues for the quarter ended September 30, 1997 were $2,595,281 compared to $7,179,879 for the quarter ended September 30, 1996. This represents a decrease of $4,584,598 or 64%.

Revenues from computer product sales and rentals for the quarter ended September 30, 1997 totaled $1,204,647 a $3,594,094 or 75% decrease compared to $4,798,741 for the quarter ended September 30, 1996. The sales decrease results in part from price reductions in new computer hardware which negatively impacts selling prices and sales of used computer hardware. The Company anticipates the lower compueter product sales trend to continue into the second quarter. The most significant factor resulting in this decrease in sales is that all branch offices of the Company were closed down during the year ending June 30, 1997. The sales associated with these offices diminished substantially. In addition, the sales staff at the main facility in Corona, California was reduced.

Medical product sales and rentals contributed $1,390,634 in revenues for the quarter ended September 30, 1997, compared to $2,381,138 for the quarter ended September 30, 1996. The comparative quarter ending September 30, 1996 included two transactions totaling $1,500,000. Long lead times required in concluding many of the transactions associated with the medical equipment business, primarily having to do with the timing and complexity of the installations, reduce the accuracy of comparisons by quarter. In addition, a considerable time investment occurred during the quarter ending Sptember 30, 1997 in the creation of substantial offshore business, as well as developing our new leasing subsidiary, New Millennium Leasing. The prospects for increased business and margins in the second quarter 1997 resulting from the aforementioned activities, is positive and the Company has derived a benefit from those activities which will be reflected in the second quarter 1997. Continutuing investments made by Medical Marketplace, Inc. in experienced sales representatives and technical staff, as well as a growing recognition within the industry as an established reseller of previously owned and upgraded magnetic resonance imaging, computed tomography scanner and ultrasound equipment have positively impacted the sales of this subsidiary. Continued revenue growth and sustained profitablity for this subsidiary are expected througout the fiscal year.

Previsously owned medical equipment is continuting to gain acceptance in the health care community as a cost effective altenrative to new equipment. The Company believes that its field representative program, financial strength and support structure will provide Medical Marketplace, Inc. a distinct advanatgae over many of the subsidiary's competitors.

Total aggregate cost of revenues for the quarter ended September 30, 1997 and 1996 were $2,085,546 or 80% of revenues and $6,259,661 or 87% of revenues, respectively.

Cost of revenues for computer products were $884,167 or 73% of revenues and $4,325,265 or 90% of revenues for the quarters ended September 30, 1997 and 1996, respectively. The decrease of cost to revenue is due largely to the increase in profitablity associated with end user sales, compared to increased cost to revenue associated with wholesale or dealer sales.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Quarter ended September 30, 1997 Compared to Quarter ended September 30, 1996 [Continued]

Costs of revenues for medical products were $1,201,379 or 86% of revenues and $1,934,396 or 81% of revenues for the quarters ended September 30, 1997 and 1996, respectively. The 5% increase in cost of revenue primarily has to do with market fluctuations and mangement does not view this 5% differential as a trend.

Total selling, general and administrative ["SG&A"] expenses for the quarter ended September 30, 1997 and 1996 were $975,422 or 38% of revenues and $1,259,830 or 18% of revenues, respectively. The aggregate decrease in SG&A expenses from the prior period was $284,408 or 23%.

SG&A expenses attributed to computer products were $635,617 or 53% of revenues and $1,101,044 or 23% of revenues for the quarters ended September 30, 1997 and 1996, respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease previously mentioned.

SG&A expense attributed to medical products were $339,805 or 24% of revenues and $158,786 or 7% of revenues for the quarters ended September 30, 1997 and 1996, respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the increase in personnel expense.

Total operating loss was $465,687 and $339,612 for the quarters ended September 30, 1997 and 1996, respectively. This $126,075 or 37% unfavorable change was a result of the business conditions described herein.

Operating loss for computer products was $315,137 and $627,568 for the quarters ended September 30, 1997 and 1996, respectively.

Operating [loss] income for medical products was $(150,550) and $287,956 for the quarters ended September 30, 1997 and 1996, respectively.

Interest expense for the three months ended September 30, 1997, was $13,721 compared to $115,510 for the three months ended September 30, 1996. The decrease of $101,789 or 88% is due to the repayment of the mortgage payable associated with the sale of the Company's headquarters facility in the year ended June 30, 1997.

The Company's consolidated net loss was $315,363 or $.23 per share for the quarter ended September 30, 1997, versus $445,397 or $.33 per share for the quarter ended September 30, 1996. The net loss was a result of the business conditions described herein. In addition, during the three months ended September 30, 1997, the Company negotiated payment terms of certain accounts payable, resulting in a gain of $98,226, shown as an extraodinary item in the financial statements.

Variability of Periodic Results and Seasonality

Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period; however, management does not see any seasonality or predictability to these fluctuations.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources

The Company has historically financed its growth and cash needs primarily through borrowings and cash generated from operations. The funds received through the initial public offering in June 1993, in the amount of approximately $6.6 million, enabled the Company to eliminate most of its long-term debt at that time. Working capital at September 30, 1997 and 1996, was $1,132,791 and $2,375,922, respectively.

During the quarter ended September 30, 1997, the Company used the June 30, 1997 available cash and cash equivalents of approximately $1,500,000, the availability of borrowing under the Company's revolving credit facility, vendor extended credit in order to fund the operations of the Company.

Management has implemented a "just in time" concept concerning the purchase of equipment, therefore increasing efficiency, while reducing inventory and accounts payable. Management has continued to emphasize the inventory reduction program, believing that these disciplined strategic reductions will enhance the Company's operating effectiveness and provide additional liqudity.

In addition, the Company is in engaging in discussion with multiple lending institutions, as well as with the present lender, to replace the current credit line which expires December 31, 1997.

New Millennium Leasing, Inc. ["NMLI"] was formed in early 1997. The primary focus of the Company is to provide leasing for a majority of the sales generated by its parent, Medical Marketplace, Inc. ["MMP"]. In so doing, NMLI will add incremental revenue and net income by discounting those leases, on a non recourse basis, to lenders who buy leases in this manner.

The stated goal of NMLI is to both increase the profitability of each transaction entered into by MMP, and, via leasing, to generate new transactions that MMP would not have previously been able to generate due to the lack of a leasing division.

                                    SIGNATURE


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 14th day of November, 1997.


                                            COMPUTER MARKETPLACE(R), INC.



                             By: /s/ L. Wayne Kiley
                                 L. Wayne Kiley
                                 President,     Chief    Executive
                                 Officer,     (Chief    Accounting
                                 Officer) and Director  Signing on
                                 behalf of the  Registrant  and as
                                 Principal      Financial      and
                                 Accounting Officer.