Form 10QSB
period 1997-12-31
COMPUTER MARKETPLACE INC
filed 1998-02-17
CIK 900475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended December 31, 1997         Commission File Number 0-14731
                      ------------------                               -------

                           COMPUTER MARKETPLACE(R), INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                     33-0558415
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            1171 Railroad Street
            Corona, California                                 91720
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:     (909) 735-2102



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

As of February 4, 1998, 1,352,424 shares of the issuer's common stock, par value, $.0001 per share were outstanding.

COMPUTER MARKETPLACE(R), INC., AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

        Condensed Consolidated Balance Sheet as of December 31, 1997
        [Unaudited]...............................................      1

        Condensed Consolidated Statements of Operations for the three and six
        months ended December 31, 1997 and 1996 [Unaudited].......      2

        Condensed Consolidated Statements of Cash Flows for the six months
        ended December 31, 1997 and 1996 [Unaudited]..............      3

        Notes to Condensed Consolidated Financial Statements [Unaudited]4

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................      5 - 8

Signature Page....................................................      9




                          .   .   .   .   .   .   .   .

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------


COMPUTER MARKETPLACE(R), INC., AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.
[UNAUDITED]
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash and Cash Equivalents                                             $   728,334
  Accounts Receivable - Net                                               1,742,436
  Inventory - Net                                                           477,485
  Other Current Assets                                                       35,511
                                                                        -----------

  Total Current Assets                                                    2,983,766

Property Held for Sale - Net                                                486,534

Property and Equipment - Net                                              1,125,909

Other Assets                                                                286,904
                                                                        -----------
  Total Assets                                                          $ 4,883,113
                                                                        ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Notes Payable                                                         $   809,510
  Accounts Payable                                                          645,696
  Accrued Payroll and Payroll Related Liabilities                           152,800
  Current Portion of Long-term Debt                                         240,665
  Other Current Liabilities                                                 251,882
                                                                        -----------

  Total Current Liabilities                                               2,100,553
                                                                        -----------
Long-Term Debt                                                              740,329
                                                                        -----------
Minority Interest in Net Assets of Subsidiary                               127,788
                                                                        -----------

Commitments and Contingencies                                                    --

Stockholders' Equity:
  Preferred Stock - $.0001 Par Value, 1,000,000 Shares
   Authorized, No Shares Issued and Outstanding                                  --

  Common Stock - $.0001 Par Value, 50,000,000 Shares
   Authorized, 1,352,424 Shares Issued and Outstanding                          135

  Deferred Compensation                                                    (365,824)

  Capital in Excess of Par Value                                          8,785,099

  Accumulated Deficit                                                    (6,504,967)
                                                                        -----------
  Total Stockholders' Equity                                              1,914,443
                                                                        -----------
  Total Liabilities and Stockholders' Equity                            $ 4,883,113
                                                                        ===========

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

                                        1

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                Three months ended        Six months ended
                                                   December 31,              December 31,
                                                   ------------              ------------
                                               1 9 9 7      1 9 9 6     1 9 9 7        1 9 9 6
                                               -------      -------     -------        -------

Revenues:
  Product Sales, Rental, Service andOther   $ 3,046,463  $ 6,688,413  $ 5,641,744   $ 13,868,292

Cost and Expenses:
  Cost of Revenues - Product Sales, Rental,
   Service and Other                          2,441,023    5,876,096    4,526,569     12,135,757
  Selling, General and Administrative           779,199    1,698,921    1,754,621      2,958,751
                                             ----------  -----------  -----------    -----------

  Total Cost and Expenses                     3,220,222    7,575,017    6,281,190     15,094,508
                                            -----------  -----------  -----------    -----------

Operating Loss                                 (173,759)    (886,604)    (639,446)    (1,226,216)
                                            -----------  -----------  -----------    -----------

Other Income [Expense]:
  Interest Expense                              (28,272)     (90,596)     (41,993)      (206,106)
  Interest Income                                 6,306           --       21,593            234
  Miscellaneous Income                            7,885        9,883       31,988         19,374
                                            -----------  -----------  -----------    -----------

  Total Other [Expense] Income                  (14,081)     (80,713)      11,588       (186,498)
                                            -----------  -----------  -----------    -----------

  Loss Before Income Taxes, Minority
   Interest in Income of Subsidiary and
   Extraordinary Item                          (187,840)    (967,317)    (627,858)    (1,412,714)

Provision for Income Taxes                           --           --           --             --

Minority Interest in Income
  of Subsidiary                                 (35,779)     (19,100)      (9,350)       (19,100)
                                            -----------  -----------  -----------    -----------

  Loss Before Extraordinary Item               (223,619)    (986,417)    (637,208)    (1,431,814)

Extraordinary Item:
  Gain from Extinguishment of Debt
   [Net of Income Taxes of $-0-]                     --           --       98,226             --
                                            -----------  -----------  -----------    -----------

  Net Loss                                  $  (223,619) $  (986,417) $  (538,982)   $(1,431,814)
                                            ===========  ===========  ===========    ===========

Loss Per Share:
  Loss Before Extraordinary Item
   [Net of Income Taxes]                    $      (.17) $      (.73) $      (.47)   $     (1.06)
  Extraordinary Item                                 --           --          .07             --
                                            -----------  -----------  -----------    -----------

  Net Loss Per Share                        $      (.17) $      (.73) $      (.40)   $     (1.06)
                                            ===========  ===========  ===========    ===========

  Weighted Average Common
   Shares Outstanding                         1,352,424    1,352,424    1,352,424      1,352,424
                                            ===========  ===========  ===========    ===========

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------

                                                                Six months ended
                                                                  December 31,
                                                              1 9 9 7      1 9 9 6
                                                              -------      -------
Operating Activities:
  Net Loss                                                 $ (538,982)  $(1,431,814)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
   Depreciation and Amortization                              169,572       138,303
   Provisions for Losses on Accounts Receivable               (38,611)       48,125
   Provisions for Losses on Inventory                        (114,482)       60,000
   Minority Interest in Consolidated Subsidiary                 9,350       141,356
   Gain on Extinguishment of Debt                             (98,226)           --

  Changes in Assets and Liabilities:
   Accounts Receivable                                         (8,592)     (685,336)
   Inventory                                                   96,413       773,825
   Other Current Assets                                        17,081       230,282
   Accounts Payable                                          (483,116)      308,679
   Accrued Payroll and Related Liabilities                     (2,245)      (11,671)
   Other Current Liabilities                                   (9,423)       52,661
   Other Liabilities                                               --        (1,387)
                                                           ----------   -----------

  Net Cash - Operating Activities                          (1,001,261)     (376,977)
                                                           ----------   -----------

Investing Activities:
  Decrease in Loans/Notes Receivable - Related Parties             --        18,999
  Purchases of Property and Equipment                        (519,137)       (9,909)
  Other                                                      (241,700)        7,735
                                                           ----------   -----------

  Net Cash - Investing Activities                            (760,837)       16,825
                                                           ----------   -----------

Financing Activities:
  Net Decrease in Notes Payable                               366,120       188,999
  Proceeds fro Long-Term Debt                                 750,000            --
  Principal Payments on Long-Term Debt                       (126,228)      (26,058)
  Net Proceeds from Issuance of Stock                              --       930,000
                                                           ----------   -----------

  Net Cash - Financing Activities                             989,892     1,092,941
                                                           ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents       (772,206)      732,789

Cash and Cash Equivalents - Beginning of Periods            1,500,540       594,921
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $  728,334   $ 1,327,710
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for Interest                                   $   41,993   $   206,105
  Cash Paid for Income Taxes                               $       --   $        --

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  Reclassification of Accounts Payable to/from Other Liabilities to Reflect
   Negotiated Payment Terms                                $  150,000   $    90,312
  Transfer of Inventory Items to/from Rental Equipment     $   33,007   $    93,511

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

[2] Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments [consisting only of normal recurring accruals] necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 1997, the consolidated results of its operations for the three and six months ending December 31, 1997 and 1996 and its cash flows for the six months ending December 31, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended December 31, 1997 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1997.

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

[4] Extraordinary Item

During the six months ended December 31, 1997, the Company negotiated payment terms of certain accounts payable, resulting in a gain of $98,226. There was no income tax effect on this transaction.




                      .   .   .   .   .   .   .   .   .   .

Item 2:

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in this Quarterly Report and in the audited Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10 - KSB for the fiscal year ended June 30, 1997.

Quarter Ended December 31, 1997 Compared to Quarter Ended December 31, 1996

Total revenues for the quarter ended December 31, 1997 were $3,046,463 compared to $6,688,413 for the quarter ended December 31, 1996. This represents a decrease of $3,641,950 or 54%.

Revenues from computer product sales and rentals for the quarter ended December 31, 1997 totaled $1,261,019 resulting in a $3,079,265 or 71% decrease compared to $4,340,284 for the quarter ended December 31, 1996. The sales decrease results in part from price reductions in new computer hardware which negatively impacts selling prices and sales of used computer hardware. The Company anticipates the lower computer products sales trend to continue into the third quarter. The most significant factor resulting in this decrease in sales is that all branch offices of the Company were closed down during the year ending June 30, 1997. The sales associated with these offices diminished substantially. In addition, the sales staff at the main facility in Corona, California was reduced. The Company had three salespeople in the quarter ended December 1997, as opposed to twenty four salespeople in the quarter ended December 1996, a decrease of 88% in sales staff, compared to the 71% decrease in sales.

Medical product sales and rentals contributed $1,785,444 in revenues for the quarter ended December 31, 1997, compared to $2,348,129 for the quarter ended December 31, 1996. The current quarter's result represents a $562,685 or a 24% decrease in revenues over the same period in 1996. The decrease in medical product sales is attributed directly to the increase of competition in the used medical equipment industry, which has created a limited supply of quality used medical equipment available for resale.

Total aggregate cost of revenues for the quarter ended December 31, 1997 and 1996 were $2,441,023 or 80% of revenues and $5,876,096 for 88% of revenues, respectively. The company has reduced cost of revenues and anticipates further cost reductions.

Cost of revenues for computer products were $1,188,323 or 94% of revenues and $3,811,292 or 88% of revenues for the quarters ended December 31, 1997, and 1996 respectively. The increase of cost is due to escalating competition and effectively, lowered profit margins.

Cost of revenues for medical products were $1,252,700 or 70% of revenues and $2,064,804 or 88% of revenues for the quarters ended December 31, 1997, and 1996 respectively. The 39% decrease in the cost of revenues primarily has to do with an increase in the volume of medical equipment leases, and the low costs involved in leasing activity.

Total selling, general, and administrative [SG & A] expenses for the quarter ended December 31, 1997 and 1996 were $779,199 or 26% of revenues and $1,698,921 or 25% of revenues, respectively. The aggregate decrease in SG&A expenses from the prior period was $919,722.

SG&A expenses attributed to computer products were $451,959 or 36% of revenues and $1,507,658 or 35% of revenues for the quarters ended December 31, 1997, and 1996 respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease previously mentioned. The aggregate decrease in SG&A expenses from the prior period was $1,055,699, directly reflecting the extent of personnel cut backs in the second quarter.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Quarter Ended December 31, 1997 Compared to Quarter Ended December 31, 1996
 [Continued]

SG&A expenses attributed to medical products were $327,240 or 18% of revenues and $191,263 or 8% of revenues for the quarters ended December 31, 1997, and 1996 respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales force expansion and therefore the increase in personnel expense. While the company has invested considerable resources in expanding the sales force and support staff, the desired results have fallen short of expectations.

Total operating loss was $173,759 and $886,604 for the quarters ended December 31, 1997, and 1996 respectively. This $712,845 favorable change was a result of reduced expenses and the business conditions described herein.

Operating loss for computer products was $379,263 and $978,666 for the quarters ended December 31, 1997, and 1996 respectively. The Companies reduction in staff, contraction of the company's computer business as well as a change of focus in the business direction have in part resulted in the conditions herein described.

Operating income for medical products and rentals was $205,504 and $92,062 for the quarters ended December 31, 1997, and 1996 respectively and is expected to continue profitability into the next quarter.

Interest expense for the quarter ended December 31, 1997, was $28,272 compared to $90,596 for the quarter ended December 31, 1996. The decrease of $62,324 or 69% is due to the repayment of the mortgage payable associated with the sale of the Company's headquarters facility in the year ended June 30, 1997.

The Company's consolidated net loss was $223,619 or $0.17 per share for the quarter ended December 31, 1997, versus $986,417 or $0.73 per share for the quarter ended December 31, 1996. The net loss was a result of the business conditions described herein.

Six Months Ended December 31, 1997 Compared to Six Months Ended
December 31, 1996

Total revenues for the six months ended December 31, 1997 were $5,641,744 compared to $13,868,292 for the six months ended December 31, 1996. This represents a decrease of $8,226,548 or 59%.

Revenues from computer product sales and rentals for the six months ended December 31, 1997 totaled $2,465,666 a or 73% decrease compared to $9,139,025 for the six months ended December 31, 1996. The sales decrease results in part from price reductions in new computer hardware which negatively impacts selling prices and sales of used computer hardware. The Company anticipates the lower computer products sales trend to continue into the third quarter. The most significant factor resulting in this decrease in sales is that all branch offices of the Company were closed down during the year ending June 30, 1997. The sales associated with these offices diminished substantially. In addition, the sales staff at the main facility in Corona, California, was reduced.

Medical product sales and rentals contributed $3,176,078 in revenues for the six months ended December 31, 1997, compared to $4,729,267 for the six months ended December 31, 1996. The current periods results represents a $1,553,189 or a 33% decrease in revenues over the same period in 1996. The decrease in medical product sales is attributed directly the increase of competition in the used medical equipment industry, which in turn has created a limited supply of quality used medical equipment available for resale.

Total aggregate cost of revenues for the six months ended December 31, 1997, and 1996 were $4,526,569 or 80% of revenues and $12,135,757 or 88% of revenues, respectively.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Six Months Ended December 31, 1997 Compared to Six Months Ended
December 31, 1996 [Continued]

Cost of revenues for computer products were $2,072,490 or 84% of revenues and $8,136,556 or 89% of revenues for the six months ended December 31, 1997, and 1996 respectively. The 5% decrease in cost of revenue primarily has to do with market fluctuations and management does not view this 5% differential as a trend.

Cost of revenues for medical products were $2,454,079 or 77% of revenues and $3,999,201 or 85% of revenues for the quarters ended December 31, 1997, and 1996 respectively. The decrease in cost of revenues as a percentage of sales, primarily has to do with an increase in the volume of medical equipment leasing and the low cost of goods associated with leasing activity.

Total selling, general and administrative ["SG & A"] expenses for the six months ended December 31, 1997, and 1996 were $1,754,621 or 31% of revenues and $2,958,751 or 21% of revenues, respectively. The aggregate decrease in SG&A expenses from the prior period was $1,204,130.

SG&A expenses attributed to computer products were $1,087,576 or 44% of revenues and $2,608,702 or 29% of revenues for the six months ended December 31, 1997, and 1996 respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease previously mentioned. The aggregate decrease in SG&A expenses from the prior period was $1,521,126, directly reflecting the extent of personnel cut backs in the first six months of the fiscal year.

SG&A expenses attributed to medical products were $667,045 or 21% of revenues and $350,049 or 7% of revenues for the six months ended December 31, 1997, and 1996 respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the increase in personnel expense and an expanded sales force.

Total operating loss was $639,446 and $1,226,216 for the six months ended December 31, 1997, and 1996 respectively. This $586,770 favorable change was a result of reduced expenses and the business conditions described herein.

Operating loss for computer products was $694,400 and $1,606,233 for the six months ended December 31, 1997, and 1996 respectively.

Operating income for medical products and rentals was $54,954 and $380,017 for the six months ended December 31, 1997, and 1996 respectively.

Interest expense for the year ended December 31, 1997 was $41,993, compared to $206,106 for the year ended December 31, 1996. The decrease of $164,113 or 80% is due to the repayment of the mortgage payable associated with the sale of the Company's headquarters facility in the year ended June 30, 1997.

The Company's consolidated net loss was $538,982 or $0.40 per share for the six months ended December 31, 1997, versus $1,431,814 or $1.06 per share for the six months ended December 31, 1996. The net loss was a result of the business conditions described herein. In addition, during the six months ended December 31, 1997, the Company negotiated payment terms of certain accounts payable, resulting in a gain of $98,226, shown as an extraordinary item in the financial statements.

Variability of  Periodic Results and Seasonality

Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period, however, management does not see any seasonality or predictability to these fluctuations.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources

The Company has historically financed its growth and cash needs primarily through borrowings and cash generated from operations. The funds received through the initial public offering in June 1993, in the amount of approximately $6.6 million enabled the Company to eliminate most of its long term debt at that time. Working capital at December 31, 1997, and 1996 was $883,213 and $2,521,068, respectively.

During the quarter ended December 31, 1997, the Company used the June 30, 1997 available cash and cash equivalents of approximately $1,500,000, the availability of borrowing under the Company's revolving credit facility and vendor extended credit in order to fund the operations of the Company.

Management has implemented a "just in time" concept concerning the purchase of equipment, therefore, increasing efficiency while reducing inventory and accounts payable. Management has continued to emphasize the inventory reduction program believing that these disciplined strategic reductions will enhance the Company's operating effectiveness and provide additional liquidity.

In addition, the Company is engaging in final negotiations with its present lender to continue the current credit line which has been extended to February 15, 1998 .

New Millennium Leasing, Inc. ["NMLI"], was formed in early 1997. The primary focus of the company is to provide leasing for a majority of the sales generated by its parent, Medical Marketplace, Inc. ["MMP"]. In so doing, NMLI will add incremental revenue and net income by discounting those leases on a non recourse basis to lenders who buy leases in this manner.

NMLI only writes leases whose net present value exceeds the sales price of the equipment. However, in certain circumstances, the lease also allows NMLI to retain the residual value of the equipment. This residual value becomes an asset on the balance sheet and is taken into income over the term of the lease.

The stated goal of NMLI is to both increase the profitability of each transaction entered into by MMP and via leasing, to generate new transactions that MMP would not have previously been able to generate due to the lack of a leasing division.

The company is actively pursuing merger and or acquisition possibilities. As of the date of this quarterly filing no letter of intent or definitive agreement has been entered into.

                                    SIGNATURE


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 16th day of February 1998.


                                            COMPUTER MARKETPLACE(R), INC.



                             By: /s/ L. Wayne Kiley
                                 ----------------------------------------------
                                 L. Wayne Kiley
                                               President,     Chief    Executive
                                               Officer,     [Chief    Accounting
                                               Officer] and Director  Signing on
                                               behalf of the  Registrant  and as
                                               Principal      Financial      and
                                               Accounting Officer.