Form 10-Q
period 1998-03-31
COMPUTER MARKETPLACE INC
filed 1998-05-15
CIK 900475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31, 1998             Commission File Number 0-14731
                      ---------------                                   -------

                           COMPUTER MARKETPLACE(R), INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                     33-0558415
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

           1171 Railroad Street
            Corona, California                                 91720
   (Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:     (909) 735-2102



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

As of May 4, 1998, 1,352,424 shares of the issuer's common stock were outstanding.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

        Condensed Consolidated Balance Sheet as of March 31, 1998
        [Unaudited]...............................................      1

        Condensed Consolidated Statements of Operations for the three
        and nine months ended March 31, 1998 and 1997 [Unaudited].      2

        Condensed Consolidated Statements of Cash Flows for the nine
        months ended March 31, 1998 and 1997 [Unaudited]..........      3

        Notes to Condensed Consolidated Financial Statements [Unaudited]4-5

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................      6-9

PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8K...........................      10

Signature Page....................................................      11



                          .   .   .   .   .   .   .   .

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------


COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998.
[UNAUDITED]
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash and Cash Equivalents                                        $   237,210
  Accounts Receivable, Less Allowance for Doubtful
   Accounts of $123,266                                                900,289
  Inventory - Net                                                      410,666
  Other Current Assets                                                  34,800
                                                                   -----------

  Total Current Assets                                               1,582,965

Property Held for Sale - Net                                           486,534

Property and Equipment - Net                                         1,087,234

Other Assets                                                           347,579
                                                                   -----------
  Total Assets                                                     $ 3,504,312
                                                                   ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Notes Payable                                                    $   466,176
  Accounts Payable                                                     787,291
  Accrued Payroll and Payroll Related Liabilities                      112,913
  Current Portion of Long-Term Debt                                     39,314
  Other Current Liabilities                                            211,275
                                                                   -----------

  Total Current Liabilities                                          1,616,969
                                                                   -----------
Long-Term Debt                                                         685,665
                                                                   -----------
Minority Interest in Net Assets of Subsidiary                           86,173
                                                                   -----------

Stockholders' Equity:
  Preferred Stock - $.0001 Par Value, 1,000,000 Shares
   Authorized, No Shares Issued and Outstanding                             --

  Common Stock - $.0001 Par Value, 50,000,000 Shares
   Authorized, 1,352,424 Shares Issued and Outstanding                     135

  Deferred Compensation                                               (320,098)

  Capital in Excess of Par Value                                     8,785,099

  Accumulated Deficit                                               (7,349,631)
                                                                   -----------
  Total Stockholders' Equity                                         1,115,505
                                                                   -----------
  Total Liabilities and Stockholders' Equity                       $ 3,504,312
                                                                   ===========

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                       Three months ended       Nine months ended
                                            March 31,               March 31,
                                            ---------               ---------
                                       1 9 9 8     1 9 9 7     1 9 9 8     1 9 9 7
                                       -------     -------     -------     -------
Revenues:
  Product Sales, Rental, Service
   and Other                         $   67,542 $ 5,689,355 $ 6,610,712 $19,557,647

Cost and Expenses:
  Cost of Revenues-Product Sales,
   Rental, and Other                  1,141,860   5,065,512   5,670,727  17,201,269
  Selling, General and
   Administrative                       726,171   1,547,059   2,480,601   4,505,810
                                     ---------- ----------- ----------- -----------

  Total Cost and Expenses             1,868,031   6,612,571   8,151,328  21,707,079
                                    ----------- ----------- ----------- -----------

  Operating Loss                       (900,489)   (923,216) (1,540,616) (2,179,432)
                                    ----------- ----------- ----------- -----------

Other Income [Expense]:
  Interest Expense                      (46,493)    (94,927)    (84,527)   (301,033)
  Interest Income                         6,042       3,819      27,635       4,053
  Miscellaneous Income                    5,342       9,762      33,369      29,136
                                    ----------- ----------- ----------- -----------

  Total Other [Expense]                 (35,109)    (81,346)    (23,523)   (267,844)
                                    ----------- ----------- ----------- -----------

  Loss Before Income Taxes, Minority
   Interest in Subsidiary and
   Extraordinary Item                  (935,598) (1,004,562) (1,564,139) (2,417,276)

Provision for Income Taxes                   --          --          --          --

Minority Interest in Income of
 Subsidiary                              40,473      (2,020)     32,265     (21,120)
                                        -------     -------    --------    --------

  Loss Before Extraordinary Items      (895,125) (1,006,582) (1,531,874) (2,438,396)

Extraordinary Items:
  Gain from Extinguishment of Debt -
   Net of Income Taxes of $-0-                                   98,226          --
  Gain from Forfeited Deposit - Net
   of Income Taxes of $-0-               50,000          --      50,000          --
                                    ----------- ----------- ----------- -----------

  Net Loss                          $  (845,125)$(1,006,582)$(1,383,648)$(2,438,396)
                                    =========== =========== =========== ===========

Loss Per Share:
  Loss Before Extraordinary Items -
   Net of Income Taxes of $-0-      $     (0.66)$     (0.74)$     (1.13)$     (1.80)
  Extraordinary Items - Net of
   Income Taxes of $-0-                    0.04          --        0.11          --
                                    ----------- ----------- ----------- -----------

  Net Loss Per Share                $     (0.62)$     (0.74)$     (1.02)$     (1.80)
                                    =========== =========== =========== ===========

Weighted Average Common Shares
  Outstanding                         1,352,424   1,352,424   1,352,424   1,352,424
                                    =========== =========== =========== ===========

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------

                                                                Nine months ended
                                                                    March 31,
                                                              1 9 9 8      1 9 9 7
                                                              -------      -------
Operating Activities:
  Net Loss                                                 $(1,383,648) $(2,438,396)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
   Depreciation and Amortization                              253,807       250,701
   Provisions for Losses on Accounts Receivable               (48,544)       48,685
   Provisions for Losses on Inventory                        (114,482)      307,881
   Minority Interest in Consolidated Subsidiary               (32,265)      143,367
   Loss on Sale/Disposal of Equipment                              --        61,292
   Gain on Extinguishment of Debt                             (98,226)           --
   Net Write-off of Other Assets                                   --        23,600

  Changes in Assets and Liabilities:
   Accounts Receivable                                        843,488      (283,562)
   Inventory                                                  163,232     1,111,021
   Other Current Assets                                        17,792       222,274
   Accounts Payable                                          (341,521)      326,751
   Accrued Payroll and Payroll Related Liabilities            (42,132)     (166,456)
   Other Current Liabilities                                  (50,030)      183,389
   Other Liabilities                                               --        42,968
                                                           ----------   -----------

   Net Cash Used in Operating Activities                     (832,529)     (166,485)
                                                           ----------   -----------

Cash Flows from Investing Activities:
  Decrease in Notes Receivable - Related Parties                   --        45,744
  Purchase of Property and Equipment                         (521,307)      (18,986)
  Other                                                      (300,039)      (54,099)
                                                           ----------   -----------

  Net Cash Used in Investing Activities                      (821,346)      (27,341)
                                                           ----------   -----------

Cash Flows from Financing Activities:
  Net Decrease in Notes Payable                              (127,212)     (685,650)
  Proceeds from Long-Term Debt                                750,000            --
  Net Proceeds from Issuance of Stock                              --       950,000
  Payments on Long-Term Debt                                 (232,243)      (44,397)
                                                           ----------   -----------

  Net Cash Provided by Financing Activities                   390,545       219,953
                                                           ----------   -----------

  [Decrease] Increase in Cash and Cash Equivalents         (1,263,330)       26,127

Cash and Cash Equivalents, Beginning of Periods             1,500,540       594,921
                                                           ----------   -----------

  Cash and Cash Equivalents, End of Periods                $  237,210   $   621,048
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for Interest                                   $   84,527   $   301,033
  Cash Paid for Income Taxes                               $    3,910   $        --

Supplemental Disclosures of Non-Cash Operating Activities:
  Reclassification of Accounts Payable (To) From Other
   Liabilities/Notes Payable to Reflect Negotiated
   Payment Terms                                           $ (150,000)  $   135,194
  Transfer of Inventory Items (To) From Rental Equipment   $  (33,007)  $    93,511


The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------


[1] Significant Accounting Policies

Significant accounting policies of Computer Marketplace Inc and Subsidiaries [the "Company"] are set forth in the Company's Form 1-KSB for year ended June 20, 1997, as filed with the securities and Exchange Commission.

[2] Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments [consisting only of normal recurring accruals necessary for a fair presentation of the consolidated financial position of the company as of March 31, 1998, and 1997, the consolidated results of its operations for the three and nine months ending March 31, 1998 and 1997 and its cash flows for the nine months ending March 31, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended March 31, 1998 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1997.

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

[4] Extraordinary Items

During the nine months ended March 31, 1998, the Company negotiated payment terms of certain accounts payable, resulting in a gain of $98,226. During the nine months ending March 31, 1998 the company recognized a gain of $50,000 from a merger candidate who voluntarily forfeited their deposit.
There was no income tax effect on these transactions.

[5] Subsequent Events

On April 2, 1998, the Company signed a Letter of Intent to purchase U.S. Cancer Care, Inc. for 10 million shares of Computer Marketplace common stock. The purchase is dependent upon raising funds from the exercise of outstanding options and warrants, as well as the execution of a definitive agreement. Other conditions include the closing by U.S. Cancer Care of four facilities in California and Florida, due diligence by both parties, and shareholder approval.

On May 1, 1998, the Company signed a Letter of Intent to sell 100% of the stock of its subsidiary, Medical Marketplace, Inc., to Medley Credit Acceptance Corporation ["Medley"] for approximately 100,000 shares of Medley common stock.

The sale is dependent upon the execution of certain employment agreements, due diligence by both parties, and shareholder approval.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[5] Subsequent Events [Continued]

On April 30, 1998, the Company executed a Promissory Note [the "Note"] payable to an individual in exchange for $200,000. Proceeds from the Note were used to repay the outstanding balance of the Company's existing credit facility with a financing company. The Note requires the repayment of principal, with interest at a rate of 12% per annum, on or before October 31, 1998 and is collateralized by the assignment of a UCC-2 filing covering substantially all of the Company's assets. Prepaid interest of 2% of the original principal balance was paid upon execution of the Note.

Despite ongoing efforts, the Company has failed to meet the continued listing requirements for the Nasdaq Small Caps Market. Unless the Company satisfies such requirements, it is likely that the Company's securities will no longer be listed on the Nasdaq Small Caps Market.

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

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

Total revenues for the quarter ended March 31, 1998 were $ 967,542 compared to $5,689,355 for the quarter ended March 31, 1997. This represents a decrease of $4,721,812 or 83%.

Revenues from computer product sales and rentals for the quarter ended March 31, 1998 totaled $663,940 resulting in a $4,151,910 or 86% decrease compared to $4,815,850 for the quarter ended March 31, 1997. The sales decrease results in part from price reductions in new computer hardware which negatively impacts selling prices and sales of used computer hardware. The most significant factor resulting in this decrease in sales is that all branch offices of the Company were closed down during the year ending June 30, 1997. The sales associated with these offices diminished substantially. In addition, the sales staff at the main facility in Corona, California were significantly reduced.

Medical product sales and rentals contributed $303,602 in revenues for the quarter ended March 31, 1998, compared to $873,505 for the quarter ended March 31, 1997. The current quarter's result represents a $569,903 or a 65% decrease in revenues over the same period in 1997. The decrease in medical product sales is attributed directly to an inability to fund new purchases.

Total aggregate cost of revenues for the quarter ended March 31, 1998 and 1997 were $1,141,860 or 118% of revenues and $5,065,512 or 89% of revenues, respectively.

Cost of revenues for computer products were $599,594 or 90% of revenues and $4,492,901 or 93% of revenues for the quarters ended March 31, 1998, and 1997 respectively. The 3% decrease of cost is insignificant in management's view and does not represent any trend.

Cost of revenues for medical products were $542,266 or 175% of revenues and $572,611 or 66% of revenues for the quarters ended March 31, 1998, and 1997 respectively. The increase in cost of revenues primarily has to do with unanticipated costs associated with sales occurring over the last year.

Total selling, general, and administrative [SG & A] expenses for the quarter ended March 31, 1998 and 1997 were $726,171 or 75% of revenues and $1,547,059 or 27% of revenues, respectively. The aggregate decrease in SG&A expenses from the prior period was $820,888.

SG&A expenses attributed to computer products were $437,346 or 66% of revenues and $1,283,329 or 27% of revenues for the quarters ended March 31, 1998, and 1997 respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease previously mentioned. The aggregate decrease in SG&A expenses from the prior period was $845,983 directly reflecting the extent of personnel cut backs in the quarter.

SG&A expenses attributed to medical products were $288,825 or 93 % of revenues and $263,730 or 30% of revenues for the quarters ended March 31, 1998, and 1997 respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the dramatic drop in sales and the sales force expansion, therefore the increase in personnel expense. While the company has invested considerable resources in expanding the sales force and support staff, the desired results have fallen short of expectations.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Total operating loss was $900,489 and $923,216 for the quarters ended March 31, 1998, and 1997 respectively. This $22,727 change was a result of reduced expenses and the business conditions described herein.

Operating loss for computer products was $373,000 and $960,380 for the quarters ended March 31, 1998, and 1997 respectively. The Companies reduction in staff, contraction of the company's computer business as well as a change of focus in the business direction have in part resulted in the conditions herein described.

Operating income [loss] for medical products and rentals was $(527,489) and $37,164 for the quarters ended March 31, 1998, and 1997 respectively.

Interest expense for the quarter ended March 31, 1998, was $46,493 compared to $94,927 for the quarter ended March 31, 1997. The decrease of $48,434 or 51% is due to the repayment of the mortgage payable associated with the sale of the Company's headquarters facility in the year ended June 30, 1997.

The Company's consolidated net loss was $845,125 or $.62 per share for the quarter ended March 31, 1998, versus $1,006,582 or $0.74 per share for the quarter ended March 31, 1997. The net loss was a result of the business conditions described herein.

Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997

Total revenues for the nine months ended March 31, 1998 were $6,610,712 compared to $19,557,647 for the nine months ended March 31, 1997. This represents a decrease of $12,946,935 or 66%.

Revenues from computer product sales and rentals was $3,129,606 for the nine months ended March 31, 1998 and $13,954,875 for the nine months ended March 31, 1997. The sales decrease results in part from price reductions in new computer hardware which negatively impacts selling prices and sales of used computer hardware. The Company anticipates the lower computer products sales trend to continue into the fourth quarter. The most significant factor resulting in this decrease in sales is that all branch offices of the Company were closed down during the year ending June 30, 1997. The sales associated with these offices diminished substantially. In addition, the sales staff at the main facility in Corona, California, was significantly reduced.

Medical product sales and rentals contributed $3,481,106 in revenues for the nine months ended March 31, 1998, compared to $5,602,772 for the nine months ended March 31, 1997. The current periods results represents a $2,121,666 or a 38% decrease in revenues over the same period in 1997. The decrease in medical product sales is attributed directly to an inability to fund new purchases.

Total aggregate cost of revenues for the nine months ended March 31, 1998, and 1997 were $5,670,727 or 86% of revenues and $17,201,269 or 88% of revenues, respectively.

Cost of revenues for computer products were $2,672,084 or 85% of revenues and $12,629,457 or 91% of revenues for the nine months ended March 31, 1998, and 1997 respectively. The 6% decrease in cost of revenue primarily has to do with market fluctuations and management does not view this 6% differential as a trend.

Cost of revenues for medical products were $2,998,643 or 86% of revenues and $4,571,812 or 82% of revenues for the quarters ended March 31, 1998, and 1997 respectively, a 4% increase in cost of revenues as a percentage of sales.

Total selling, general and administrative [SG & A] expenses for the nine months ended March 31, 1998, and 1997 were $2,480,601 or 37% of revenues and $4,505,810 or 23% of revenues, respectively. The aggregate decrease in SG&A expenses from the prior period was $2,025,209.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




SG&A expenses attributed to computer products were $1,551,106 or 50% of revenues and $3,892,064 or 28% of revenues for the nine months ended March 31, 1998, and 1997 respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease previously mentioned. The aggregate decrease in SG&A expenses from the prior period was $2,340,958, directly reflecting the extent of personnel cut backs in the first nine months of the fiscal year.

SG&A expenses attributed to medical products were $929,495 or 27% of revenues and $613,746 or 11% of revenues for the nine months ended March 31, 1998, and 1997 respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the increase in personnel expense and an expanded sales force.

Total operating loss was $1,540,616 and $2,179,432 for the nine months ended March 31, 1998, and 1997 respectively. This $638,816 favorable change was a result of reduced expenses and the business conditions described herein.

Operating loss for computer products was $1,093,584 and $2,566,646 for the nine months ended March 31, 1998, and 1997 respectively.

Operating income [loss] for medical products and rentals was $(447,032) and $417,214 for the nine months ended March 31, 1998, and 1997 respectively.

Interest expense for the year ended March 31, 1998 was $84,527, compared to $301,033 for the year ended March 31, 1997. The decrease of $216,506 or 72% is due to the repayment of the mortgage payable associated with the sale of the Company's headquarters facility in the year ended June 30, 1997.

The Company's consolidated net loss was $1,383,648 or $1.02 per share for the nine months ended March 31, 1998, versus $2,438,396 or $1.80 per share for the nine months ended March 31, 1997. The net loss was a result of the business conditions described herein.

During the nine months ended March 31, 1998, the Company negotiated payment terms of certain accounts payable, resulting in a gain of $98,226. During the nine months ending March 31, 1998 the company recognized a gain of $50,000 from a merger candidate who voluntarily forfeited their deposit.
There was no income tax effect on these transactions.

Variability of Periodic Results and Seasonality

Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period, however, management does not see any seasonality or predictability to these fluctuations.

Liquidity and Capital Resources

The Company has historically financed its growth and cash needs primarily through borrowings and cash generated from operations. The funds received through the initial public offering in June 1993, in the amount of approximately $6.6 million enabled the Company to eliminate most of its long term debt at that time. The Company had negative working capital of 34,004 at Match 31, 1998. Working capital at March 31, 1997 was $1,612,072.

During the quarter ended March 31, 1998, the Company used the June 30, 1997 available cash and cash equivalents of approximately $1,500,000, the availability of borrowing under the Company's revolving credit facility and vendor extended credit in order to fund the operations of the Company.

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

During the nine months ended March 31, 1998, the Company significantly downsized its operations and is actively pursuing merger and acquisition possibilities.

On April 2, 1998, the Company signed a Letter of Intent to purchase U.S. Cancer Care, Inc. for 10 million shares of Computer Marketplace common stock. The purchase is dependent upon raising funds from the exercise of outstanding options and warrants, as well as the execution of a definitive agreement. Other conditions include the closing by U.S. Cancer Care of four facilities in California and Florida, due diligence by both parties, and shareholder approval.

On May 1, 1998, the Company signed a Letter of Intent to sell 100% of the stock of its subsidiary, Medical Marketplace, Inc., to Medley Credit Acceptance Corporation ["Medley"] for approximately 100,000 shares of Medley common stock. The sale is dependent upon the execution of certain employment agreements, due diligence by both parties, and shareholder approval.

On April 30, 1998, the Company executed a Promissory Note [the "Note"] payable to an individual in exchange for $200,000. Proceeds from the Note were used to repay the outstanding balance of the Company's existing credit facility with a financing company. The Note requires the repayment of principal, with interest at a rate of 12% per annum, on or before October 31, 1998 and is collateralized by the assignment of a UCC-2 filing covering substantially all of the Company's assets. Prepaid interest of 2% of the original principal balance was paid upon execution of the Note.

PART II  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

(a) Exhibits as required by item 601 of regulation S-K:

     None required

(b) Form 8-K filed on March 12, 1998, with respect to Item 5.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           COMPUTER MARKETPLACE, INC.




Date:  May 15, 1998                 By:  /s/ L. Wayne Kiley
                                         ------------------
                                         L. Wayne Kiley
                                         President, Chief Executive Officer and
                                         Chief Financial Officer

                                         Signing   on   behalf   of   the
                                         registrant   and  as   principal
                                         financial     and     accounting
                                         officer.