Form 10KSB
period 1998-06-30
COMPUTER MARKETPLACE INC
filed 1999-01-21
CIK 900475

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                              REPORT ON FORM 10-KSB

              [X]  Annual Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1998.

             [ ]  Transition Report pursuant Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

              For the transition period from ________ to ________.

                           Commission File No. 0-14731

                           COMPUTER MARKETPLACE(R), INC.
             (Exact name of registrant as specified in its charter)

                   Delaware  33-0558415  (State  of  or  other   jurisdictio(IRS
       Employer Identification No.)
         incorporation of organization)

           1171 Railroad Street
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [

Issuer's revenues for its most recent fiscal year were $7,969,959.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of December 30, 1998, was approximately $883,697.50.

Number of shares outstanding of the Issuer's common stock, as of December 30, 1998, was 1,352,456.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

General

      Computer Marketplace, Inc., a California corporation, was incorporated on July 19, 1983, as Quality Associates, Inc. and changed its name to Computer Marketplace, Inc. in June 1987. In March 1993, Computer Marketplace changed its name to Computer Marketplace(R), Inc. ("Computer Marketplace(R)" or the "Company") and its state of incorporation from California to Delaware. Computer Marketplace(R) is currently winding down its business activities. The company was primarily in engaged in the wholesale distribution of new and used computer equipment to dealers, computer maintenance companies, leasing companies, equipment brokers, and end-users.

      In light of the fact that the Company has been unable to operate profitably since the fiscal year ended June 1994, the Company believed that substantial measures needed to be taken to address the Company's financial difficulties. The Board of Directors, after having considered numerous alternatives, concluded that the Company must significantly reduce its expenses in order to decrease the Company's net losses. Therefore, during the Company's fiscal year ended June 30, 1997, the Company embarked upon a cost cutting plan by reducing its workforce, closing unprofitable locations and discontinuing under performing product lines. Specifically, the Company (i) closed all of its branch offices and (ii) reduced the number of employees from a high of ninety six (96) in September 1995 to twenty four (24) full-time and five (5) part-time as of September 30, 1997. Despite implementing this business reorganization strategy, the Company failed to regain profitability during the fiscal year ended June 30, 1998. As a result, the Company determined to reduce further its existing computer business and to divest Medical Marketplace, Inc., the Company's subsidiary engaged in the sale and lease of used medical equipment. The Company's net loss for the year ended June 30, 1998 was approximately $2,207,131 compared to a net loss of $3,347,435 during the preceding year.

      On August 27, 1998, the Company, Medical Marketplace, and Medley Credit Acceptance Corporation ("Medley") entered into a Stock Purchase Agreement, pursuant to which Medley agreed to purchase all of the shares of Medical Marketplace owned by Computer, which represents 83.3% of the total number of shares outstanding. Medley agreed to pay 25,000 shares of restricted Medley Common Stock in exchange for the 2,500,000 shares of Medical Marketplace owned by the Company so long as Medical Marketplace had $50,000 in net assets at the time of the closing of the transaction. The closing of the proposed transaction was subject to the satisfaction of certain conditions including the approval of a majority of the shares of the Company's common stock outstanding. In addition, pending the closing, Medley agreed to assist in the day to day management of Medical Marketplace pursuant to the terms of an Operating Agreement between Medical Marketplace and Medley. On November 20, 1998, the Company notified Medley that it was terminating both the Stock Purchase Agreement and Operating Agreement effective as of November 25, 1998. The Company is continuing in its search for a purchaser of Medical Marketplace. See "The Medical Equipment Business - The Medley Credit Transaction".


      In March of 1994, Computer Marketplace(R) formed Medical Marketplace, Inc. ("Medical Marketplace") as a wholly owned subsidiary to engage in worldwide distribution of used medical equipment to health care providers. While the Company believes that Medical Marketplace may become profitable in the future, the Company does not have sufficient capital, or access to sufficient capital, to properly fund the Medical Marketplace operations in the future.

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

      The Company's executive office is located at 1171 Railroad Street, Corona, California. It's telephone number is (909) 735-2102.

The Computer Equipment Business

      Computer Marketplace(R) purchased computer equipment from a variety of sources and suppliers and sold or rented the equipment nationwide and in Europe to companies ranging in size from small companies to Fortune 500 corporations. Computer Marketplace's operations and primary selling efforts were conducted from its principal office in Corona, California.

      During the past fiscal year, the Company has significantly reduced the size and scope of its computer business. The Company believes that because of significant changes in the computer industry, the market is more competitive and opportunities to engage in certain business are no longer available. The increase in the importance and dominance of personal computers (with relatively low sales prices) and the reduced usage of mid-sized computer systems has severely reduced the Company's business in the RISC 6000 and AS400 mid-range systems. Further, the Company has seen major OEM manufacturers (such as, IBM, and Digital Equipment Corporation) enter into the reselling business. It is extremely difficult for the Company to compete successfully against these competitors which possess considerably greater resources than the Company. As a consequence, the Company is actively pursuing acquiring an alternative business and/or assets which may be developed into a business.

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

Computer Products

      The Company repurchased and sold computers, features, parts, peripherals, which include hard disk drives, memory, plug-in boards, modems, monitors and printers, and other related computer equipment. Sales of computer equipment constituted a significant source of revenue for the Company accounting for a substantial percentage of the Company's revenues in fiscal years 1998 and 1997.

Computer Products Sales and Marketing

      The Company's sales and marketing personnel made calls to existing and potential customers and the sales team solicited new business by personal visits and advertising in trade magazines. In addition, the Company also marketed its products on the Internet and on its web site. The Company also advertised in various trade publications. The Company's customers consisted of companies of all sizes, ranging from small companies to Fortune 500 corporations. A substantial portion of the Company's transactions were with repeat customers, such as computer maintenance companies, as well as computer parts suppliers.

Computer Products Distribution Operations

      The Company conducts its operations from its main office located in Corona, California. It also developed relationships with stocking distributors and numerous independent refurbishing and warehouse facilities throughout the United States to handle distribution, engineering and warehousing. By using stocking distributors, the Company directly benefited by minimizing the costs of freight, engineering and distribution.

Computer Equipment Warranty Policy

      The Company, like other competing distributors, did not grant any warranties on the used products it sold. However, most of the new and used computer equipment which the Company sold is covered under either the manufacturer's warranty or the manufacturer's maintenance programs. Some of the new and used computer equipment which the Company sold is still under manufacturer's warranty. Before any returned merchandise was accepted by the Company for processing under the original manufacturer's warranty, the customer was required to call the Company and obtain a return merchandise authorization number. This procedure allowed the Company to verify the availability of manufacturer's warranties on a case-by-case basis.

Computer Products Suppliers

      The Company has established distributor arrangements with a number of manufacturers of computer equipment which provide generally that the Company may sell certain products within a designated territory and with a targeted amount of value-added service. In addition, the Company has an established network of dealers and retail customers that provide products. The Company is not dependent upon any supplier or dealer.

Computer Products Competition

      The Company competed directly with hundreds of other companies which buy, sell or lease new and used IBM, SUN, Hewlett Packard, Digital Equipment and Motorola equipment as well as equipment produced by other computer manufacturers. In addition, the Company also competed with hundreds of competitors in the area of providing value added services to its customers. The Company's principal competitors included IBM, Comdisco, Inc., Sun Data, Inc. and El Camino Resources, Inc. The Company does not believe that a significant amount of used equipment is sold independently by owner-users of the equipment. While the aforementioned companies are listed as competitors, they were also customers of the Company. The majority of the competing companies subscribe to either of two national databases: "CDLANET" and/or "ATC Network" nationally. These databases provided the Company with access to inventory listings from competing companies, similar to the multiple-listing services to which most real estate companies subscribe.

The Medical Equipment Business

      In March of 1994, Computer Marketplace(R) formed Medical Marketplace, Inc. ("Medical Marketplace") as a wholly owned subsidiary to engage in worldwide distribution of used medical equipment to health care providers. While the Company believes that Medical Marketplace may become profitable in the future, the Company does not have sufficient capital, or access to sufficient capital, to properly fund the Medical Marketplace operations in the future. Medical Marketplace buys and resells a wide variety of medical equipment including Magnetic Resonance Imaging ("MRI"), Computed Tomography Scanners ("CT") and Ultrasound equipment. In addition, Medical Marketplace provides customers with consulting services related to equipment acquisition, equipment layout and facility design. Medical Marketplace also has a small rental program which provides new equipment and contract service with mobile MRI and CT equipment. Medical Marketplace conducts its primary distribution operations from its main office in Corona, California, which is shared with the Company.

Medley Credit Transaction

      On August 27, 1998, the Company, Medical Marketplace, and Medley Credit Acceptance Corporation ("Medley") entered into a Stock Purchase Agreement, pursuant to which Medley agreed to purchase all of the shares of Medical Marketplace owned by Computer, which represents 83.3% of the total number of shares outstanding. Medley agreed to pay 25,000 shares of restricted Medley Common Stock in exchange for the 2,500,000 shares of Medical Marketplace owned by the Company so long as Medical Marketplace had $50,000 in net assets at the time of the closing of the transaction. The closing of the proposed transaction was subject to the satisfaction of certain conditions including the approval of a majority of the shares of the Company's common stock outstanding. In addition, pending the closing, Medley agreed to assist in the day to day management of Medical Marketplace pursuant to the terms of an Operating Agreement between Medical Marketplace and Medley. On November 20, 1998, the Company notified Medley that it was terminating both the Stock Purchase Agreement and Operating Agreement effective as of November 25, 1998. The Company is continuing in its search for a purchaser of Medical Marketplace.

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

Medical Equipment Distribution Operations

      Medical Marketplace conducts its primary distribution operations from its main office in Corona, California. This facility is shared with the Company's computer business. Physically large pieces of medical equipment such as MRI's and CT's are often transported by Medical Marketplace from their last installed location directly to the customer's site. This allows Medical Marketplace to minimize storage and transportation costs in the transaction.

Medical Equipment Sales and Marketing

   Medical Marketplace had a total sales force at December 30, 1998 of three (3) people. In addition, Medical Marketplace attends various industry trade shows and advertises on the Internet and in selected national and international trade publications. Medical Marketplace has prospected for sales to foreign countries and anticipates doing additional business abroad.

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

Medical Equipment Competition

   Medical Marketplace competes directly with the new medical equipment OEM's such as GE Medical Systems, Picker, Toshiba, Philip's and Siemens. Many of these new equipment OEM's have used equipment divisions. In addition, Medical Marketplace competes with a growing number of equipment brokers and leasing companies such as Comdisco, Finova, Access Medical and Remed Par. Certain of Medical Marketplace's competitors have substantially greater financial resources and larger staffs than Medical Marketplace. Medical Marketplace believes that certain of its competitors can match the technical ability of the Medical Marketplace employees in the Imaging, X-ray and Ultrasound technologies and only certain competitors have the financial strength to inventory expensive MRI, CT or Ultrasound equipment.

Medical Equipment Leasing Business

   In January 1997, Medical Marketplace incorporated New Millenium Leasing, Inc. ("New Millennium") as a wholly owned subsidiary. New Millennium was formed as a captive leasing company to finance the sales generated by Medical Marketplace's sales force. New Millennium was formed to accomplish two goals. First, to help increase Medical Marketplace's overall equipment sales by providing additional resources not previously available to it. And second, it will add significant additional revenue and income by capturing most or all of the financing profits previously earned by the leasing companies and banks that Medical Marketplace's customers were utilizing. Since the leases may be sold and/or discounted on a non recourse basis, these additional revenues may be earned with little or no financial risk to the Medical Marketplace.

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

Credit Facilities

   In September 1995, the Company entered into a revolving credit facility agreement ("Credit Facility") with a financing company. This Credit Facility replaced the then outstanding $2,000,000 revolving credit line with a bank. The Credit Facility allowed the Company to borrow up to $2,500,000 and required interest at a rate of 2.25% above the lender's "reference rate" (as defined). The Credit Facility was collateralized by substantially all of the Company's assets, except for real property. The Credit Facility was to terminate in April 1998. In April, 1998, the Company borrowed $200,000 from an individual lender. In connection with the loan, the Company executed a 12% promissory note due October 31, 1998 in the principal amount of $200,000 (the "Note"). In addition, the Company pledged substantially all of its assets as collateral for its obligations under the Note. The proceeds of the loan were used to repay in full the Company's obligations under the Credit Facility. In October 1998, the Company repaid the Note by transferring the Company's ownership interest in its real property investments in Corona and Mariposa California to the lender. In addition, to repaying all of its obligations under the Note, the Company also received $30,000 in cash in consideration for transferring the real property to the Lender. Shortly following the repayment of the Note, the lender sold the former Company properties to the Kiley Children's Trust, a trust established for the benefit of the children of L. Wayne and Nancy Kiley, the Company's Chairman of the Board, President and Chief Executive Officer and Secretary and Director, respectively. See "Properties".

Employees

   As a result of management's focus to reduce costs and capitalize on the efficiencies gained by administrative improvements, as of December 30, 1998, the Company and Medical Marketplace employed six (6) full-time persons. The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.

Properties

   On April 23, 1987, L. Wayne Kiley and Nancy Kiley, the Company's President and Secretary, respectively, purchased a fifty percent (50%) undivided interest in the land and 5,000 square-foot building at 205 East Fifth Street, Corona, California, which had, until February 1994, served as the Company's headquarters, and subsequently was used as an interim sales office and temporary headquarters for Medical Marketplace until October, 1995. On June 30, 1987, the Kiley's deeded their fifty percent (50%) interest in the land and building to the Company in exchange for 952,623 shares of common stock of the Company. The other fifty percent (50%) interest in the land and building was owned by Jack Mooney, an unrelated third party, who, in June, 1997, sold such interest to the Company in exchange for the cancellation of certain indebtedness. In October 1998, the Company transferred the property as consideration for cancellation of outstanding indebtedness in the aggregate principal amount of $200,000.
See "Credit Facilities."

   On October 27, 1993, the Company purchased, at a trustee sale, a 68,457 square-foot building in Corona, California, for approximately $1,757,000. The building, which currently has over 12,000 square feet of office space, was used as the Company's headquarters. On May 12, 1997, the Company entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate whereby the Company agreed to sell its headquarters facility in Corona, California for the purchase price of two million five hundred thousand dollars ($2,500,000). This transaction closed in June 1997. The Company also closed certain satellite locations in Michigan and Mariposa, California during the year ended June 1997.

   On January 21, 1994, the Company purchased a two-story, 6,300 square-foot office building located in Mariposa, California, for $215,000. In October 1998, the Company transferred the property as partial consideration for cancellation of outstanding indebtedness in the aggregate principal amount of $200,000.

   On December 1, 1997, the Company entered into a lease with Quality Associates, Inc., a company owned and controlled by L. Wayne Kiley, the Company's Chairman of the Board, Chief Executive Officer and President. The lease is for the Company's executive offices located at 1171 Railroad Street, Corona, CA 91720, and for warehouse space located at 340 North Grant Street, Corona, CA, each for a three year term ending October 31, 2000. The office space and the warehouse space require the payment of $9,000 and $4,000 in monthly rent, respectively. Maintenance of the premises is at the Company's expense. The Company has failed to pay rent since September 1998 and is as of December 30, 1998 in arrears in the aggregate amount of $40,500.

   On March 18, 1998, the Company entered into a Sublease Agreement with Sierra Del Oro, LLC, pursuant to which the Company sublet a portion of the Company's executive offices on a month-to-month basis for rental payments of $600 per month.

   On March 1, 1998, the Company entered into a Sublease Agreement with Alliance Logistics, Inc. pursuant to which the Company sublet a portion of the warehouse space located at 340 No. Grant Street, Corona, CA for a one year term for monthly rent payments of $2,000 per month.

Legal Proceedings

     In Motorola v. Computer Marketplace, Inc., Motorola has alleged that the Company failed to pay for certain equipment. Motorola is claiming that the Company owes it $17,000. The Company denies the allegations and intends to vigorously defend against Motorola's claims

   Except as set forth above, the Company is not a party to any material legal proceedings nor are any material legal proceedings threatened against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

   The Company's securities commenced trading on The Nasdaq SmallCap Market system upon the effectiveness of the Company's Initial Public Offering on June 22, 1993. As of that date, the Company's Common Stock, the Class A Warrants and the Class B Warrants began trading under the symbols "MKPL" and "MKPLW" and "MKPLZ", respectively. The Common Stock is presently quoted and traded on the OTC Bulletin Board as a result of the Company's failure to satisfy the continued listing requirements of The Nasdaq SmallCap Market in July, 1998. The Class A Warrants and Class B Warrants were delisted from The Nasdaq SmallCap Market as of the close of business on December 18, 1996 and expired in June 1998. The Company also has Class D Warrants which were registered for trading on the OTC Bulletin Board under the symbol "MKPLH" (although through November 1998 no trading in such securities has occurred). As of September 30, 1998, there were approximately 26 holders of record of the Company's common stock and approximately 1,100 beneficial owners.

   In March 1997, the Company's Board of Directors approved a one-for-six reverse stock split with respect to the outstanding shares of the Company's common stock which was subsequently approved by the Company's stockholders on April 4, 1997 and became effective on April 17, 1997. All price per share references contained herein reflect the consummation of the reverse stock split, except as otherwise noted.

   The following table indicates the high and low bid prices for the Company's Common Stock, the Class A Warrants and the Class B Warrants for each of the quarters in the period from July 1, 1997, through June 30, 1998, based upon information supplied by the Nasdaq system and the OTC Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

                For the Period from July 1, 1997 to June 30, 1998
                                Quoted Bid Price


1998              1st Quarter     2nd Quarter*    3rd Quarter*   4th Quarter*
                (ended 9/30/97) (ended 12/31/97) (ended 3/31/98)(ended 6/30/98)

Common Stock:
      High            1.06          1.53              1.00           1.56
      Low             1.00          1.00              1.00           1.50

1997            1st Quarter     2nd Quarter*     3rd Quarter*     4th Quarter*
----         (ended 9/30/96) (ended 12/31/96)   (ended 3/31/97) (ended 6/30/97)


Common Stock:
      High            5/8           5-1/2             3/16         1-1/4
      Low             11/32         1/8               1/8          1
Class A Warrants
      High            1/8           1/16
      Low             1/16          1/32
Class B Warrants
      High            3/32          1/32
      Low             1/32          1/32


* The Class A and Class B Warrants were delisted from The Nasdaq SmallCap Market on December 18, 1996.

      On September 30, 1998, the closing bid price of the Common Stock as reported on OTC Bulletin Board was $.88.

      Computer Marketplace has no dividend policy, and does not intend to pay any dividends in the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

Total revenues for the year ended June 30, 1998 were $7,969,959 compared to $23,770,908 for the year ended June 30, 1997. This represents a decrease of $15,850,949 or 66% The decrease is a result of the Company's efforts to reduce its computer brokerage business.

Revenues from product sales for the year ended June 30, 1998 totaled $5,725,882 a $16,466,949 or 74% decrease compared to $22,192,831 for the year ended June 30, 1997. Revenues from rental, service and other for the year ended June 30, 1998, were $2,244,077 a $666,000 or 42% increase compared to $1,578,077 for the year ended June 30, 1997. The increase in rental revenue reflects increased leasing activity by New Millennium Leasing, a subsidiary of Medical Marketplace.

Revenues from computer product sales and rentals were $3,555,832 for the year ended June 30, 1998 and $16,959,846 for the year ended June 30, 1997. The sales decrease results in part from price reductions in new computer hardware which negatively impacts selling prices and sales of used computer hardware. The most significant factor resulting in this decrease in sales is that all branch offices of the Company were closed down during the year ending June 30, 1997. The sales associated with these offices diminished substantially. In addition, the sales staff at the main facility in Corona, California, was significantly reduced as a result of the Company's desire to reduce it's expenses and reduce its computer brokerage business.

Medical product sales and rentals contributed $4,414,128 in revenues for the year ended June 30, 1998, compared to $6,811,000 for the year ended June 30, 1997. The current periods results represents a $2,396,872 or a 35% decrease in revenues. The decrease in medical product sales is attributed directly to Medical Marketplace's inability to fund new purchases.

Total aggregate cost of revenues for the year ended June 30, 1998, and 1997 were $6,883,256 or 86% of revenues and $21,077,229 or 89% of revenues, respectively.

Cost of revenues for computer products were $3,000,797 or 84% of revenues and $15,542,705 or 92% of revenues for the year ended June 30, 1998, and 1997 respectively. The 8% decrease in cost of revenues primarily has to do with market fluctuations and management does not view this 8% differential as a trend.

Cost of revenues for medical products were $3,882,459 or 88% of revenues and $5,534,524 or 81% of revenues for the year ended June 30, 1998, and 1997 respectively, a 7% increase in cost of revenues as a percentage of sales.

Total selling, general and administrative (SG & A) expenses for the year ended June 30, 1998, and 1997 were $3,238,976 or 41% of revenues and $5,862,084 or 25%
of revenues, respectively. The aggregate decrease in SG&A expenses from the prior period was $2,623,108.

SG&A expenses attributed to computer products were $2,074,585 or 58% of revenues and $4,873,827 or 29% of revenues for the year ended June 30, 1998, and 1997 respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease previously mentioned. The aggregate decrease in SG&A expenses from the prior year was $2,799,242, directly reflecting the extent of personnel cut backs in the fiscal year.

SG&A expenses attributed to medical products were $1,269,080 or 29% of revenues and $988,257 or 15% of revenues for the year ended June 30, 1998, and 1997 respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the increase in personnel expense from an expanded sales force.

Total operating loss was $2,256,961 and $3,168,405 for the year ended June 30, 1998, and 1997 respectively. This $911,444 favorable change was a result of reduced expenses and the business conditions described herein.

Operating loss for computer products was $1,519,550 and $3,456,686 for the year ended June 30, 1998, and 1997 respectively. This $1,937,136 favorable change is a result of reduced expenses and reflects the Company's efforts to reduce its computer brokerage business.

Operating income (loss) for medical products and rentals was $(737,411) and $288,281 for the year ended June 30, 1998, and 1997 respectively. The $449,130 unfavorable change reflects the expense related to the Company's expanded sales and finance staff.

Interest expense for the year ended June 30, 1998 was $132,638, compared to $395,555 for the year ended June 30, 1997. The decrease of $262,917 or 66% is due to the repayment of the mortgage payable associated with the sale of the Company's headquarters facility in the year ended June 30, 1997 and to the repayment of the Company's previous credit facility in April of 1998.

The Company's consolidated net loss was $2,207,131 or $1.63 per share for the year ended June 30, 1998, versus $3,347,435 or $2.48 per share for the year ended June 30, 1997. The net loss was a result of the business conditions described herein.

During the Year ended June 30, 1998, the Company negotiated payment terms of certain accounts payable, resulting in a gain of $98,226. There was no income tax effect on this transaction.

Variability of  Periodic Results and Seasonality

Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period, however, management does not see any seasonality or predictability to these fluctuations.

Liquidity and Capital Resources

The Company has historically financed its growth and cash needs primarily through borrowings and cash generated from operations. The funds received through the initial public offering in June 1993, in the amount of approximately $6.6 million enabled the Company to eliminate most of its long term debt at that time. The Company had negative working capital of ($1,387,161) at June 30, 1998. Working capital at June 30, 1997 was $1,455,083.

During the year ended June 30, 1998, the Company used the June 30, 1997 available cash and cash equivalents of approximately $1,500,000, the availability of borrowing under the Company's new revolving credit facility and vendor extended credit in order to fund the operations of the Company.

New Millennium Leasing, Inc. ("NMLI"), was formed as a subsidiary of Medical Marketplace, in early 1997. The primary focus of NMLI was to provide leasing for a majority of the sales generated by its parent, Medical
Marketplace, Inc. ("MMP"). In so doing, NMLI hopes to add incremental revenue and net income by discounting those leases on a non recourse basis to lenders who buy leases in this manner.

NMLI only writes leases whose net present value exceeds the sales price of the equipment. However, in certain circumstances, the lease also allows NMLI to retain the residual value of the equipment. This residual value becomes an asset on the balance sheet and is taken into income over the term of the lease.

The stated goal of NMLI is to both increase the profitability of each transaction entered into by Medical Marketplace and through leasing, to generate new transactions that MMP would not have previously been able to generate due to the lack of a lease financing.

During the year ended June 30, 1998, the Company significantly reduced the sized and scope of its computer business. The Company believes that because of significant change in the computer industry, the market is more competitive and opportunities to engage in certain business are no longer available. The decrease in the usage of mid-sized computer systems and the increase in importance of personal computers has severely reduced the Company's business in the RISC 6000 and AS400 market. Further, the emergence of major manufacturers, (such as, IBM, and DEC) into the reselling business, has made it extremely difficult for the Company to compete successfully. Note 14 to the Company's Financial Statements prepared in conformity with generally accepted accounting principles, by the Company's independent auditors, Moore, Stephens, P.C., expresses the auditors uncertainty as to whether the Company can continue as a going concern. As a result, the Company is presently in the process of reducing its computer business. As a consequence, the Company is actively pursuing acquiring an alternative business and/or assets which may be developed into a business.

On August 27, 1998, the Company, Medical Marketplace, and Medley Credit Acceptance Corporation ("Medley") entered into a Stock Purchase Agreement, pursuant to which Medley agreed to purchase all of the shares of Medical Marketplace owned by Computer, which represents 83.3% of the total number of shares outstanding. Medley agreed to pay 25,000 shares of restricted Medley Common Stock in exchange for the 2,500,000 shares of Medical Marketplace owned by the Company so long as Medical Marketplace had $50,000 in net assets at the time of the closing of the transaction. The closing of the proposed transaction was subject to the satisfaction of certain conditions including the approval of a majority of the shares of the Company's common stock outstanding. In addition, pending the closing, Medley agreed to assist in the day to day management of Medical Marketplace pursuant to the terms of an Operating Agreement between Medical Marketplace and Medley. On November 20, 1998, the Company notified Medley that it was terminating both the Stock Purchase Agreement and Operating Agreement effective as of November 25, 1998. The Company is continuing in its search for a purchaser of Medical Marketplace. See "The Medical Equipment Business - The Medley Credit Transaction".

During 1998 the Company repaid the outstanding obligations under a credit facility, Coast Business Credit, from the proceeds of a $200,000 loan from an individual lender. In exchange for the loan, the Company issued a 12% promissory note in the aggregate principal amount of $200,000 due October 31, 1998. On October 8, 1998 the Company repaid the note by delivering title to the Company's properties located in Corona and Mariposa, California, valued at $230,000. In addition, the Company received a cash payment of $30,000.00 from the lender. Shortly thereafter, the lender sold the property to the Kiley Children's Trust, a trust established for the benefit of the children of L. Wayne Kiley and Nancy Kiley.

The Company has addressed the Year 2000 issue by converting its existing accounting and sales software to a new software that is in compliance with the Year 2000 requirements. The new software took effect July 1, 1998 and its cost was fully absorbed in the year ending June 30, 1998. It is believed that no third party relationship would cause any material impact on the Company as a result of the Year 2000 problem.

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

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   The  following  persons  are the  executive  officers  and  directors  of the
Company:

 Name                        Age         Position

L. Wayne Kiley                55   President, Chief Executive Officer, Director
                                   (Chief Accounting Officer) and President of
                                   Medical Marketplace
Nancy Kiley                   40   Secretary and Director
J. R. Achten                  55   Director
Thomas E. Evans, Jr.          58   Director
Thomas Mason(1)               38   Vice President
Brian Hintergardt             40   President of Medical Marketplace

(1) Mr. Mason resigned in May 1998.

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

Background of Executive Officers and Directors

L. Wayne Kiley has been the President and Chief Executive Officer of the Company since March 2, 1984, and a director since June 19, 1983. Mr. Kiley was also the President of Medical Marketplace from its inception through August 1998. From 1978 to 1983, he was a self-employed independent real estate developer in Tucson, Arizona. From 1970 to 1978, he was the owner of the Business Exchange in Santa Ana, California. He graduated in 1969 from Michigan State University with a Bachelor of Arts degree in Political Science.

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

Thomas Mason was a Vice President of the Company from September 1997 through May, 1998. Mr. Mason was a sales representative with the Company since October 1992. From 1979 to October 1992, Mr. Mason was a sales representative with Argonaut Computer.

Brian Hintergardt has been Executive Vice President of Medical Marketplace from March 1994 to August 1998 and since that time he has served as the President of Medical Marketplace. From 1987 until 1993, Mr. Hintergardt was the Chief Executive Officer, Administrator and Engineer of Coalinga Regional Medical
Center. Mr. Hintergardt has an engineering degree from California State Polytechnical University.

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

      To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended June 30, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were satisfied.

Item 10.  EXECUTIVE COMPENSATION


The following table shows all the cash compensation paid by the Company to the Chief Executive Officer and two of the Company's officers who received in excess of $100,000 in annual salary and bonus during the fiscal years ended June 30, 1998, 1997, and 1996:


                   Annual               Compensation
               Compensation             Awards
(a)            (b)                   (c)                 (d)          (g)
                     (i)
                                                        Number
                                                        of
Name and Principal Position  Year      Salary    Bonus  Options  Compensation

L. Wayne Kiley, President    1998     $269,228   $  --     ----       ----
Chief Executive Officer and  1997     $306,977   $  --   661,667     $4,476
Director                     1996     $303,814$  $  --   195,833     $1,313

Thomas Mason                 1998     $178,800   $  --     ----      $   --
Vice President               1997     $211,976   $  --   143,000     $   --
                             1996     $233,916   $  --    30,000     $   --

Brian Hintergardt            1998     $120,168   $  --        --         --
Executive Vice President     1997     $119,033   $  --    33,333     $4,033
Medical Marketplace          1996     $ 74,054   $  --    60,000     $   --


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

      In January 1995, the Company adopted a new combined 401(k) and profit sharing plan (the "Plan") which replaced the prior plans. The new Plan covers substantially all of the Company's eligible employees. The new Plan is available to all employees with more than one (1) year of service or, to employees employed by the Company on February 1, 1995. Company contributions to the profit sharing component of the Plan will be at the discretion of management. Company contributions to the 401(K) component of the Plan will be based on a percentage of employee contributions as determined by management. The charge to operations related to the Plan for the years ended June 30, 1998 and 1997, was $3,766 and $17,359, respectively.

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

      In June 1996, the Board of Directors of the Company approved the issuance of new non-qualified stock options to those employees and consultants who currently held the Options. These replacement options required the cancellation of the prior options, vested immediately and were exercisable at $6.00 per share at any time prior to June 11, 2000. A total of 280,500 options were issued at $6.00 per share. In December 1996, the Company's Compensation Committee approved the issuance to certain employees, officers and directors options to purchase an aggregate of 1,000,000 shares of Common Stock (the "December Options"). In exchange for the issuance of these options, certain option holders surrendered for cancellation an aggregate of 242,500 options issued in June 1996 for 722,500 of the December Options. These options vest immediately and are exercisable over a four (4) year period at $1.00 per share. Of the options issued, there are presently options exercisable for a total 968,500 shares of Common Stock

      On January 3, 1996, the Company's Board of Directors approved the issuance of 158,083 non-qualified stock options to substantially all employees of the Company, its subsidiaries, and the non-employee directors, to purchase shares of the Company's common stock at an exercise price equal to 100% of the market value of the Company's common stock on the date of grant. The stock options require future employment or services to the Company and vest one third each on January 3, 1997, January 3, 1998, and January 3, 1999, respectively. The stock options must be exercised by January 3, 2006. Of the options issued, there are presently options exercisable for a total of 46,500 shares of Common Stock.

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

Employment Agreements

      On October 16, 1992, the Company entered into an employment agreement for a five (5) year term (the "Employment Term") including an additional one (1) year renewal term with L. Wayne Kiley as the President and Chief Executive Officer of the Company. Pursuant to such employment agreement, Mr. Kiley was to receive an annual salary of $275,000 per annum with an annual ten percent (10%) increase, effective on the agreement anniversary date, so long as the Company was profitable for the preceding fiscal year. The employment agreement also provided for the use by Mr. Kiley of a Company car, disability insurance and for bonuses and other incentive compensation as the Board of Directors deemed appropriate, based upon the Company's operating performance or other reasonable criteria. In addition, Mr. Kiley had the option (the "Original Option") to purchase up to eighteen percent (18%) of the Company's common stock, so long as the Company achieves certain earnings before the payment of interest and taxes ("EBIT"), such targets commenced with EBIT of $1,250,000 during any of the Company's fiscal years occurring during the Employment Term. The purchase price for the shares of common stock purchased pursuant to the Original Option was equal to $1.60 per share, which was eighty percent (80%) of the per share price offered to the public in connection with the Company's initial public offering.

      In October 1996, the Company amended its employment agreement with L. Wayne Kiley, the Company's Chairman of the Board, President and Chief Executive Officer. Pursuant to such amendment, (i) the employment agreement's expiration date of October 16, 1997 was extended to October 16, 1999, (ii) in exchange for termination of the Original Option, Mr. Kiley was granted the right to purchase a number of shares of Common Stock for a period of four (4) years, at a price equal to seventy five percent (75%) of the closing bid price of the Company's shares of Common Stock on the date of grant equal to 2.5%, 3% and 3.5% of the shares outstanding, should the Company report annual earnings before the payment of interest and taxes of $625,000, $875,000 and $1,000,000, respectively, (iii) Mr. Kiley will be paid a cash bonus equal to 5% of any profit realized by the Company from the sale of assets outside the ordinary course of business, and
(iv) an insurance policy covering the life of Mr. Kiley whereby Mr. Kiley's estate will be paid $2,000,000 in exchange for the redemption of the shares of the Company's capital stock beneficially owned by Mr. Kiley. The Agreement contains other customary terms and conditions including termination for cause, non-competition on confidentiality provisions. The Company has failed to maintain the insurance policy on Mr. Kiley. In March, 1998, the Company suspended salary payments to Mr. Kiley under his Employment Agreement because of insufficient capital. As of December 31, 1998, the Company has recorded a total of $201,500 in accrued and unpaid salary to Mr. Kiley.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The following table sets forth certain information, as of September 30, 1998, with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares of the Company's Common Stock; (ii) each of the Company's named executive officers and directors; and (iii) the directors and named executive officers of the Company as a group:

                                                                Approximate
Name and Address              Amount and Nature of                   Percent
of Beneficial Owner (1)       Beneficial Ownership                   of Class
-- ---------- ----- ---       ---------- ---------                   -- -----

L. Wayne Kiley (2)               1,023,637(3)                     50.3%

Nancy Kiley (2)                    343,072(4)                     25.4%

Kiley Children's Trust (5)          83,333                         6.2%

J. R. Achten                       113,889(6)                      8.4%

Brian Hintergardt                   36,111(7)                      2.9%

Thomas E. Evans, Jr.                10,556(8)                       .8%

Thomas Mason                        143,556(9)                     9.6%

Victoria Holdings, Inc.(10)       1,400,000(11)                   59.5%
6700 North Andrews Avenue
Ft. Lauderdale, FL  333094

Directors and Executive            1,233,860                      54.6%
Officers as a Group
(7 persons) (3)(4)(6)(7)(8)

(1) Unless otherwise indicated, the address of the beneficial owner is: c/o Computer Marketplace(R), Inc., 1171 Railroad Street, Corona, California, 91720.

(2) L. Wayne Kiley and Nancy Kiley are the joint owners of 249,183 shares of the common stock. The children of L. Wayne Kiley and Nancy Kiley are the beneficiaries of the Kiley Children's Trust, which trust holds 83,333 shares of common stock. In addition, L. Wayne Kiley and Nancy Kiley formed and are directors of a charitable organization called Operation Frontline which holds 10,000 shares of common stock. The Kiley's disclaim beneficial ownership with respect to the shares of common stock held by the Kiley Children's Trust and Operation Frontline.

(3) Includes (a) 83,333 shares of Common Stock held by the Kiley Children's Trust, (b) 10,000 shares of Common Stock held by Operation Frontline, (c) options issued in January 1996 exercisable for 29,166 shares of Common Stock at $1.6875 per share, two-thirds of which vested on January 3, 1998 and (d) options issued as of December 1996 exercisable for 661,667 shares of Common Stock at $1.00 per share. Mr. Kiley disclaims the beneficial ownership of the Company's securities held individually by his wife, Nancy Kiley.

(4) Includes (a) 83,333 shares of Common Stock held by the Kiley Children's Trust, (b) 10,000 shares of Common Stock held by Operation Frontline, and (c) options issued in January 1996 exercisable for 833 shares of Common Stock at $1.6875 per share, two-thirds of which vested on January 3, 1998. Ms. Kiley disclaims the beneficial ownership of the Company's securities held individually by her husband, L. Wayne Kiley.

(5) The Kiley Children's Trust was formed by L. Wayne Kiley and Nancy Kiley for the benefit of their children.

(6) Includes (a) 83,333 shares of common stock held by the Kiley Children's Trust of which Mr. Achten is the sole trustee, (b) 10,000 shares of common stock held by Operation Frontline of which Mr. Achten is a director, (c) options issued in January 1996 exercisable for 833 shares of Common Stock at $1.6875 two-thirds of which vested on January 3, 1998, and (d) options issued as of December 1996 exercisable for 20,000 shares of Common Stock at $1.00 per share. Mr. Achten disclaims beneficial ownership with respect to the shares of common stock held by the Kiley Children's Trust and Operation Frontline.

(7) Includes (a) options issued in January 1996 exercisable for 8,333 shares of Common Stock at $1.6875 per share, two-thirds of which vested on January 3, 1998 and (b) options issued as of December 1996 exercisable for 30,000 shares of Common Stock at $1.00 per share.

(8) Includes (a) options issued in January 1996 exercisable for 833 shares of Common Stock at $1.6875 per share, two-thirds of which vested on January 3, 1998, and (b) options issued as of December 1996 exercisable for 10,000 shares of Common Stock at $1.00 per share.

(9) Includes (a) options issued in January 1996 exercisable for 1,667 shares of Common Stock at $1.6875 per share and (b) options issued in December 1996 exercisable for 143,000 shares at $1.00 per share.

(10) Victoria Holdings, Inc. is beneficially owned by Elliot Loewenstern and Richard Bronson

(11) Includes (i) options issued as of December 1996 exercisable for 1,000,000 shares of Common Stock at $1.00 per share pursuant to a Consulting Agreement with the Company, (ii) 200,000 shares of Common Stock held by Shelley Loewenstern and Elliot Loewenstern, as tenants by the entirety, and (iii) 200,000 held by The Richard Bronson Trust. See "Certain Transactions."

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In December 1996, the Company entered into a three year consulting agreement with Victoria Holdings, Inc. ("Victoria Holdings"), an affiliate of Biltmore Securities, Inc. ("Biltmore"). Pursuant to the consulting agreement, Victoria Holdings agreed to assist the Company in identifying new business partners suitable for the Company and in structuring, negotiating and financing such transactions. Pursuant to the terms of the consulting agreement, the Company issued to Victoria Holdings options (the "Victoria Holdings Options") to purchase 1,000,000 shares of Common Stock at an exercise price of $1.00 per share. In addition, the Company agreed to issue 1,000,000 shares of Common Stock to Victoria Holdings (the "Victoria Fee Shares") upon consummation by the Company of (i) an acquisition of a company (or companies) introduced to the Company by Victoria Holdings with net assets of at least $2,500,000 or (ii) a divestiture of the Company's assets, or a sale of a controlling interest in the Company's capital stock, to a purchaser introduced to the Company by Victoria Holdings resulting in net proceeds to the Company in excess of $2,000,000. In December 1998, the Company notified Victoria Holdings that it was terminating the Consulting Agreement.

      On December 1, 1997, the Company entered into a lease with Quality Associates, Inc., a company owned and controlled by L. Wayne Kiley, the Company's Chairman of the Board, Chief Executive Officer and President. The lease is for the Company's executive offices located at 1171 Railroad Street, Corona, CA 91720, and for warehouse space located at 340 North Grant Street, Corona, CA, each for a three year term ending October 31, 2000. The office space and the warehouse space require the payment of $9,000 and $4,000 in monthly rent, respectively. Maintenance of the premises is at the Company's expense. The Company has failed to pay rent since September 1998 and is as of December 30, 1998 in arrears in the aggregate amount of $40,500.

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

(a) (3) Exhibits

The following is a list of exhibits filed as part of this Annual Report. Where so indicated by footnote, the exhibits have either been previously filed, and are hereby incorporated by reference:

Exhibit
Number

 3.01 Certificate of Incorporation of the Company.  (1)

 3.02 By-Laws of the Company.  (1)

 3.03 Certificate of Amendment of Certificate of Incorporation.  (1)

 4.01 Certificate for shares of Common Stock.  (1)

 4.02 Form of Underwriter's Unit Purchase Option.  (1)

10.01 Loan and Security Agreement dated September 14, 1995, by Computer Marketplace, Inc., Superior Solutions, Inc. and Medical Marketplace, Inc., in favor of CoastFed Business Credit Corporation. (2)

10.02 Accounts Collateral Security Agreement dated September 14, 1995, by Computer Marketplace, Inc., Superior Solutions, Inc. and Medical Marketplace, Inc., in favor of CoastFed Business Credit Corporation. (2)

10.03 Inventory Collateral Security Agreement dated September 14,1995, by Computer Marketplace, Inc., Superior Solutions, Inc. and Medical Marketplace, Inc., in favor of CoastFed Business Credit Corporation. (2)

10.04 Joint and Several Borrower Rider dated September 14, 1995, by Computer Marketplace, Inc., Superior Solutions, Inc. and Medical Marketplace, Inc., in favor of CoastFed Business Credit Corporation. (2)

10.05 Amended Employment Agreement between the Company and L. Wayne Kiley. (3)

10.06 Consulting Agreement between the Company and Victoria Holdings, Inc. (3)

10.7 Option to Purchase Common Stock of the Company issued to Victoria Holdings, Inc. (3)

21.01 Subsidiaries of the Registrant

---------------
(1) Previously filed with the Securities and Exchange Commission as Exhibits to the Registrant's Registration. Statement of Form SB-2, File No. 33-60346LA, dated June 22, 1993, and incorporated herein by reference.

(2) Incorporated herein by reference to the Form 10-KSB of the Registrant for the year ended June 30, 1995.

(3) Incorporated herein by reference to the Registration Statement on Form SB-2 of the Registrant dated June 11, 1997.

(b)   Reports on Form 8-K

         March 12, 1998 - Item 5 April 2, 1998 - Item 5 July 22, 1998 - Item 5

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 21 day of January 1999.

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

Signature                           Title                   Date

/s/ L. Wayne Kiley              President,               January 21, 1999
---------------------------
L. Wayne Kiley                  Chief Executive
                                Officer (Chief Accounting
                                Officer) and Director

/s/ Nancy Kiley                 Secretary and Director   January 21, 1999
---------------------------
Nancy Kiley


/s/ J.R. Achten                 Director                 January 21, 1999
J. R. Achten


/s/ Thomas E. Evans, Jr.        Director                 January 21, 1999
---------------------------
Thomas E. Evans, Jr.

                                                                  Exhibit 21.01


                   Subsidiaries of Computer Marketplace, Inc.




Medical Marketplace, Inc. a Delaware corporation.

Superior Solutions, Inc., a Delaware corporation

New Millenium Leasing, Inc., a Delaware corporation and indirect subsidiary

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


                                                                         Pages


Report of Independent Auditors....................................F-1...

Consolidated Balance Sheet as of June 30, 1998....................F-2...F-3

Consolidated Statements of Operations for the years ended
June 30, 1998 and 1997............................................F-4...

Consolidated Statements of Stockholders' Equity for the years ended
June 30, 1998 and 1997............................................F-5...

Consolidated Statements of Cash Flows for the years ended June 30,
1998 and 1997.....................................................F-6...F-7

Notes to Consolidated Financial Statements........................F-8...F-20



                        .   .   .   .   .   .   .   .   .

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Computer Marketplace(R), Inc.



     We have audited the accompanying consolidated balance sheet of Computer Marketplace(R), Inc., and its subsidiaries, as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Marketplace(R), Inc. and its subsidiaries as of June 30, 1998, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations, has a significant working capital deficiency, and has encountered difficulties in paying its creditors on a timely basis. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                          MOORE STEPHENS, P. C.
                                      Certified Public Accountants.


Cranford, New Jersey
September 18, 1998

                                                                      Exhibit A

COMPUTER MARKETPLACE(R), INC., AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1998.
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                             $    36,580
  Accounts Receivable [Less Allowance for Doubtful Accounts of $112,472]    421,602
  Inventory [Net of Valuation Allowance of $50,000]                         285,412
  Property Held for Sale                                                    381,845
  Other Current Assets                                                       22,088
                                                                        -----------

  Total Current Assets                                                    1,147,527

Property and Equipment - Net                                                969,570
                                                                        -----------

Other Assets:
  Residual Value of Equipment                                             1,165,000
  Others                                                                    122,641

  Total Other Assets                                                      1,287,641

  Total Assets                                                          $ 3,404,738
                                                                        ===========



See Notes to Consolidated Financial Statements.

                                                                    Exhibit A -
                                                                    Sheet #2

COMPUTER MARKETPLACE(R), INC., AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1998.
------------------------------------------------------------------------------



Liabilities and Stockholders' Equity:
Current Liabilities:
  Notes Payable                                                         $ 1,437,090
  Accounts Payable                                                          610,015
  Accrued Payroll and Payroll Related Liabilities                           178,901
  Customer Deposits                                                         196,255
  Other Current Liabilities                                                 112,427
                                                                        -----------

  Total Current Liabilities                                               2,534,688

Long-Term Debt                                                              532,301

Minority Interest in Net Assets of Subsidiary                                    --
                                                                        -----------

Commitments and Contingencies                                                    --

Stockholders' Equity:
  Preferred Stock - $.0001 Par Value, 1,000,000 Shares
   Authorized, No Shares Issued and Outstanding                                  --

  Common Stock - $.0001 Par Value, 50,000,000 Shares
   Authorized, 1,352,424 Shares Issued and Outstanding                          135

  Deferred Compensation                                                    (274,372)

  Capital in Excess of Par Value                                          8,785,100

  Accumulated Deficit                                                    (8,173,114)

  Total Stockholders' Equity                                                337,749

  Total Liabilities and Stockholders' Equity                            $ 3,404,738
                                                                        ===========



See Notes to Consolidated Financial Statements.

                                                                      Exhibit B

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                                  Years ended
                                                                   June 30,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------

Revenues:
  Product Sales                                            $5,725,882   $22,192,831
  Rental, Service and Other                                 2,244,077     1,578,077
                                                           ----------   -----------

  Total Revenues                                            7,969,959    23,770,908
                                                           ----------   -----------

Cost and Expenses:
  Cost of Revenues - Product Sales                          5,394,503    19,501,048
  Cost of Revenues, Rental, Service and Other               1,488,753     1,576,181
  Selling, General and Administrative                       3,238,976     5,862,084
  Writedown of Property Held for Sale                         104,688            --
                                                           ----------   -----------

  Total Cost and Expenses                                  10,226,920    26,939,313
                                                           ----------   -----------

Operating Loss                                             (2,256,961)   (3,168,405)
                                                           ----------   -----------

Other Income [Expense]:
  Interest Expense                                           (132,638)     (395,555)
  Interest Income                                              24,246         5,994
  [Loss] Gain on Sale of Assets                               (81,028)      168,904
  Miscellaneous Income                                         22,586        38,202
                                                           ----------   -----------

  Other [Expense] - Net                                      (166,834)     (182,455)
                                                           ----------   -----------

  Loss Before Income Taxes, Minority Interest in
   Subsidiary and Extraordinary Item                       (2,423,795)   (3,350,860)

Provision for Income Taxes                                         --            --

Minority Interest in Loss of Subsidiary                       118,439         3,425
                                                           ----------   -----------

  Loss Before Extraordinary Item                           (2,305,356)   (3,347,435)

Extraordinary Item:
  Gain from Restructuring of Debt - Net of Income
      Taxes of$-0-                                             98,225            --
                                                           ----------   -----------

  Net Loss                                                 $(2,207,131) $(3,347,435)
                                                           ===========  ===========

Loss Per Share:
  Loss Before Extraordinary Item                           $    (1.70)  $     (2.48)
  Extraordinary Item                                              .07            --
                                                           ----------   -----------

  Net Loss Per Share                                            (1.63)        (2.48)
                                                           ==========   ===========

  Weighted Average Common Shares Outstanding                1,352,424     1,352,424
                                                           ==========   ===========


See Notes to Consolidated Financial Statements.

                                                                      Exhibit C

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------



                                                Capital in                              Total
                              Common Stock      Excess of   Accumulated   Deferred   Stockholders'
                             Shares    Amount   Par Value     Deficit   Compensation   Equity

Balance - June 30, 1996     1,352,424  $   135  $6,907,269  $(2,618,548)  $     --  $ 4,288,856

  Net Loss                         --       --          --   (3,347,435)        --   (3,347,435)

  Issuance of Warrants
   [Private Placement
   Offering of Subsidiary          --       --     274,031           --         --      274,031

  Sale of Subsidiary Stock         --       --     553,857           --         --      553,857

  Issuance of Options [To
   Non-employees]                  --       --     599,728           --   (548,728)      51,000

  Amortization of
   Deferred Compensation           --       --          --           --     91,452       91,452

  Issuance of Options
   [To Employees]                  --       --     468,000           --         --      468,000

  Additional Offering
   Costs in Connection
   With Private Placement
   Offering                        --       --     (17,785)          --         --      (17,785)
                            ---------  -------   ---------    ---------   --------   ----------

Balance - June 30, 1997     1,352,424      135   8,785,100   (5,965,983)  (457,276)   2,361,976

  Amortization of
   Deferred
   Compensation                    --       --          --           --    182,904      182,904

  Net Loss                         --       --          --   (2,207,131)        --   (2,207,131)
                           ----------  -------  ----------  -----------  ---------   ----------

Balance - June 30, 1998     1,352,424  $   135  $8,785,100  $(8,173,114) $(274,372)  $  337,749
                           ==========  =======  ==========  ===========  =========   ==========





See Notes to Consolidated Financial Statements.

                                                                      Exhibit D

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                  Years ended
                                                                   June 30,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------

Operating Activities:
  Net Loss                                                 $(2,207,131) $(3,347,435)
  Adjustments to Reconcile Net Loss to Net Cash
   [Used for] Provided by Operating Activities:
   Depreciation and Amortization                              442,097       393,356
   Provisions for Losses on Accounts Receivable                38,758       184,134
   Provisions for Losses on Inventory                         (31,680)      245,867
   Write Down of Property Held for Sale                       104,689            --
   Loss [Gain] on Sale of Property and Equipment              106,029      (168,904)
   Minority Interest in Consolidated Subsidiary              (118,439)       (3,425)
   Compensation Expense Due to Options Issued                      --       519,000
   Residual Assets                                           (375,000)       20,000
   Gain on Restructuring of Debt                              (98,225)           --

  Changes in Assets and Liabilities:
   Accounts Receivable                                      1,244,125     1,166,376
   Inventory                                                  214,091     2,176,980
   Other Current Assets                                        19,404       342,156
   Accounts Payable                                          (518,797)     (718,878)
   Accrued Payroll and Related Liabilities                     23,856      (140,148)
   Other Current Liabilities                                   49,225        (4,090)
                                                           ----------   -----------

  Net Cash - Operating Activities                           (1,106,998)     664,989
                                                           -----------  -----------

Investing Activities:
  Decrease in Loans/Notes Receivable - Related Parties             --        45,744
  Purchases of Property and Equipment                        (202,700)      (11,317)
  Proceeds from Sale of Property and Equipment                     --     2,345,926
  Other                                                       (84,441)      (37,700)
                                                           ----------   -----------

  Net Cash - Investing Activities                            (287,141)    2,342,653
                                                           ----------   -----------

Financing Activities:
  Net Decrease in Line of Credit                             (443,388)   (1,731,453)
  Principal Payments on Long-term Debt                       (225,889)   (1,302,085)
  Net Proceeds to the Company from Sale of Common
   Stock of Subsidiary                                             --       894,181
  Proceeds from Long-term Debt                                599,456        19,549
  Offering Costs                                                   --        17,785
                                                           ----------   -----------

  Net Cash - Financing Activities                             (69,821)   (2,102,023)
                                                           ----------   -----------

  [Decrease] Increase in Cash and Cash Equivalents         (1,463,960)      905,619

Cash and Cash Equivalents - Beginning of Years               1,500,540      594,921
                                                           -----------  -----------

  Cash and Cash Equivalents - End of Years                 $   36,580   $ 1,500,540
                                                           ==========   ===========
See Notes to Consolidated Financial Statements.

                                                                    Exhibit D -
                                                                     Sheet #2
COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------



                                                                  Years ended
                                                                   June 30,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for Interest                                   $  110,567   $  367,100
  Cash Paid for Income Taxes                               $       --   $        --

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  Reclassification of Accounts Payable to Other Liabilities to Reflect
   Negotiated Payment Terms                                $  248,226   $        --

  Note Receivable and Related Debt Exchanged For Increased
   Ownership in Building - Net                             $       --   $   150,000

  Effect of Recording Minority Interest on Paid in Capital $       --   $   121,863

  Transfer of Inventory Items to/from Rental Equipment     $   24,600   $   236,584

  Increase in Debt Used to Purchase Fixed Assets           $  448,602   $        --




See Notes to Consolidated Financial Statements.


COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Organization and Business

Computer Marketplace, a California corporation, was incorporated on July 19, 1983, as Quality Associates, Inc. and changed its name to Computer Marketplace in June 1987. In March 1993, Computer Marketplace changed its name to Computer Marketplace(R), Inc. ["Computer Marketplace"] and its state of incorporation from California to Delaware. Computer Marketplace is currently engaged in the national wholesale distribution of new and used computer equipment to dealers, computer maintenance companies, leasing companies, equipment brokers, and end-users. Computer Marketplace purchases computer equipment from a variety of sources and suppliers and sells or rents the equipment nationwide and in Europe to companies ranging in size from small companies to Fortune 500 corporations. The computer industry is highly competitive and may be affected by rapid changes in technology and customer spending habits. The Company owns approximately 83% of the shares of common stock of its subsidiary, Medical Marketplace. Medical
Marketplace engages in worldwide distribution of used medical equipment to health care providers.

[2] Summary of Significant Accounting Policies

Sale of Stock by a Subsidiary - Changes in the Company's proportionate share of subsidiary equity are accounted for as equity transactions [See Note 9].

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of Computer Marketplace and various subsidiaries in which Computer Marketplace holds a majority ownership interest. All material intercompany balances and transactions have been eliminated.

Revenue Recognition - The Company records product sales revenue when goods have been shipped and rental revenue ratably over the term of the rental. Revenues arising from the sales of lease receivable are recorded at the time of the sale.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with a maturity of three [3] months or less when purchased to be cash equivalents. There are no cash equivalents at June 30, 1998.

Inventory - Inventory, which consists primarily of previously owned finished goods, is stated at the lower of cost or net realizable value. Cost is generally determined by specific identification.

Property and Equipment and Depreciation - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years.

Property Held for Sale - Property held for sale, which is held in the computer products segment of the company, is stated at fair value less cost to sell, which is the lower of carrying value or fair value less cost to sell.

Impairment - Certain long-term assets of the Company, including property and equipment, are reviewed whenever events or changes in circumstances indicate that their carrying value has become impaired, pursuant to guidance established in the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management considers these assets to be impaired if the carrying value exceeds the discounted future projected cash flows from related operations. If impairment is deemed to exist, these assets will be written down to the lower of projected discounted cash flows from related operations or management's estimate of fair value. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of the useful lives of these assets.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

Net Loss Per Share of Common Stock - Net loss per share of common stock is computed on the basis of the weighted average share of common stock outstanding plus potential common shares arising from the effect of dilutive stock options and warrants using the treasury stock method. For fiscal years 1998 and 1997, the per share results were computed without consideration for contingently issuable shares underlying stock options and warrants as the effect on the per share results would be anti-dilutive.

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

Advertising Costs - Advertising costs are expensed when incurred. Advertising costs amounted to $23,712 and $77,265 for the years ended June 30, 1998 and 1997, respectively.

Stock Options Issued to Employees - The Company adopted SFAS No. 123 on July 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25 for financial reporting purposes.

[3]  Property and Equipment

Property and equipment consists of the following as of June 30, 1998:

Machinery and Equipment                         $    271,089
Furniture and Fixtures                                69,838
Automobiles and Trucks                                49,781
Long-Term Rental Equipment                           988,007
                                                ------------

Total                                              1,378,715
Less: Accumulated Depreciation                       409,145

  Property and Equipment - Net                  $    969,570
  ----------------------------                  ============

Depreciation expense for the years ended June 30, 1998 and 1997 was $249,719 and $237,912, respectively.

Property Held for Sale - Property held for sale consists of a facility at 205 East 5th Street, Corona, California and one at 5081 Highway 140, Mariposa, California. At June 30, 1998, the estimated fair value of these properties is $381,845. In the year ended June 30,1998, the value of these assets have been written down by $104,689 from aggregate carrying value of $486,534. Management plans to use these assets as repayment of the $200,000 promissory note discussed in Note 4.

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

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[4] Long-Term Debt

As of June 30, 1998, long-term debt consisted of the following:

Note payable, due October 31, 1998, interest at 12%, payment of interest of $2,000 per month, with principal due on October 31, 1998, collateralized by
substantially all of the Company's assets                             $ 200,000

Note payable, due January 15, 1999, payment of $4,167 per month          29,164

Note payable to a bank,  due  February  2, 1999,  interest  at 9.25%
  payment of principal  and interest of $1,391 per month,  balloon payment of $151,846 due February 2, 1999, collateralized by real
  estate deed of trust                                                  151,846

Debt payable, due February 10, 1999 to purchase equipment.              350,000

Debt payable, due January 1,1999 to purchase equipment                  440,000

Note payable, due September 1, 2001, interest at approximately 11.3%, payment of principal and interest of $3,886 per month, collateralized
  by specific equipment in fixed assets.                                136,931

Note payable, due September 1, 2001, interest at approximately 11.3%, payment of principal and interest of $3,886 per month, collateralized
  by specific equipment in fixed assets.                                136,931

Note payable, due September 1, 2001, interest at approximately 11.3%, payment of principal and interest of $2,591 per month, collateralized
  by specific equipment in fixed assets.                                 91,287

Note payable, due January 1, 2002, interest at approximately 10.5%, payment of principal and interest of $8,961 per month, collateralized
  by specific equipment in fixed assets.                                338,431

Note payable, due October 15, 1999, interest of 10%, payment of principal and interest of $5,889 per month, collateralized by specific equipment
  in fixed assets.                                                       87,876

Note payable,  due July 26, 1999,  interest of approximately  8.90%,
  payment of principal   and   interest   of  $530   per   month,
  collateralized   by  an  automobile.                                    6,925

Total Debt                                                            1,969,391
Less:  Current Portion of Debt                                        1,437,090

  Total Long-Term Debt                                              $   532,301
  --------------------                                              ===========

The prime rate at June 30, 1998, was 8.5%

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[4] Long-Term Debt [Continued]

Maturities of principal due in the following years are set forth below:

Year ending
  June 30,
  1999                                                             $ 1,437,090
  2000                                                                 231,669
  2001                                                                 209,525
  2002                                                                  91,107
  Thereafter                                                                --
                                                                   -----------

  Total                                                            $ 1,969,391
  -----                                                            ===========

On April 30, 1998, the Company executed a Promissory Note [the "Note"] payable to an individual in exchange for $200,000. Proceeds from the Note were used to repay the outstanding balance of the Company's existing credit facility with a financing company. The Note requires the repayment of principal, with interest at a rate of 12% per annum, on or before October 31, 1998 and is collateralized by the assignment of a UCC-2 filing covering substantially all of the Company's assets. Management plans to repay this note with the property held for sale as discussed in Note 3 above. Prepaid interest of 2% of the original principal balance was paid upon execution of the Note.

[5] Employment Contracts

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

[6] Fair Value Of Financial Instruments

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

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------



[6] Fair Value Of Financial Instruments [Continued]

For certain financial instruments, including cash and cash equivalents, trade receivables, trade payables, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these items because of their short maturities. Management estimates that the carrying value of its other long-term debt approximates its fair value because the applicable interest rates approximates the current market rates. The fair value of one loan in the Company's long-term debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities. The fair value for this loan approximates its carrying value at June 30, 1998.

[7] Profit Sharing Plan and 401[k] Plan

In January 1995, the Company adopted a new combined 401[k] and profit sharing plan [the "Plan"] which replaced the prior plans. The new Plan will cover substantially all of the Company's eligible employees. The new Plan is available to all employees with more than one [1] year of service or, to employees employed by the Company on February 1, 1995. Company contributions to the 401[k] component of the Plan are based on a percentage of employee contributions, but are at the discretion of management. Company contributions to the profit sharing component of the plan are at the discretion of management. The charge to operations related to the Company's contribution to the Plan for the years ended June 30, 1998 and 1997, was $3,766 and $17,359, respectively.

[8] Income Taxes

Generally accepted accounting principles require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. The deferred tax asset attributable to operating loss carryforwards amounted to approximately $3,061,000 at June 30, 1998. Because the Company does not as yet have a history of continuing profitability, any deferred tax asset established for the operating loss carryforward would correspondingly require a valuation of allowance of the same amount. Accordingly, no deferred tax asset is reflected in these consolidated financial statements. The change in the valuation allowance during the fiscal year ended June 30, 1998 and 1997 was approximately $1,112,000 and $1,015,000, respectively.

No provision for Federal income taxes has been made during the fiscal years ended June 30, 1998 and 1997, because of the Company's net loss position.

The Company's net operating loss carryforwards of approximately $8,056,000 begin to expire as follows:

Year ended
  June 30,                                      Amount

  2008                                       $  210,000
  2010                                          922,000
  2011                                        1,085,000
  2012                                        3,803,000
  2013                                        2,209,000
                                             ----------

  Total                                      $8,229,000

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[9] Stockholders' Equity

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

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



[9] Stockholders' Equity [Continued]

Stock Options and Other Stock-Based Awards [Continued] - On January 3, 1996, the Company's Board of Directors approved the issuance of 158,083 non-qualified stock options to substantially all employees of the Company, its subsidiaries, and the non-employee directors, to purchase shares of the Company's common stock at an exercise price equal to 100% of the market value of the Company's common stock on the date of grant. The stock options require future employment or services to the Company and vest one third each on January 3, 1997, January 3, 1998, and January 3, 1999, respectively. The stock options must be exercised by January 3, 2006. On January 3, 1996, 157,083 stock options were granted at an exercise price of $1.6875 per share.

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

In December 1996, the Company issued to certain employees, officers and directors options to purchase an aggregate of 1,000,000 shares of the Company's Common Stock during a four [4] year period commencing on January 1, 1997 at an exercise price of $1.00 per share [the "Management Options"]. In exchange for the issuance of certain of the Management Options, certain option holders surrendered for cancellation an aggregate of 242,250 options previously issued in June 1996 for 722,500 of the Management Options. In September of 1997, 98,000 of these options were canceled and redistributed to other employees.

Performance stock rights are granted at greater than 5% of the market price and are normally exercisable over four years from the date of grant [See Note 5].

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------



[9] Stockholders' Equity [Continued]

Stock Options and Other Stock-Based Awards [Continued] - The following is a summary of transactions under the plans:
                                                                      Weighted
                                          Number of  Weighted Average  Average
                                      Common Shares  Exercise Price  Fair Value

Options Outstanding at June 30, 1996       445,917    $       4.44   $     .42

Granted                                  2,000,000            1.00         .12
Cancelled                                 (391,000)           4.81         .45
                                        ----------

Options Outstanding at June 30, 1997     2,054,917    $       1.02   $     .14
------------------------------------

Granted                                     98,000            1.00         .14
Cancelled                                 (137,917)           1.97         .15
                                        ----------

Options Outstanding at June 30, 1998     2,015,000    $       1.02   $     .14
------------------------------------    ==========

Options Exercisable at June 30, 1998     1,999,500    $       1.01   $     .14
------------------------------------    ==========

All options granted during the years ended June 30, 1998 and 1997 had an exercise price less than the market price on the grant dates.

For the performance-based rights, the number of shares is based on a percentage of shares outstanding on the grant date, and the exercise price is 75% of market value at performance achievement [See Note 5].

The following is a summary of the status of fixed options outstanding at June 30, 1998:

             Outstanding Options                        Exercisable Options
                                    Weighted                           Weighted
                          Remaining  Average                            Average
Exercise                Contractual Exercise                 Exercise  Exercise
  Price      Number         Life      Price      Number        Price     Price

$ 1.6875      46,500    8.5 Years    1.6875        31,000     1.6875    1.6875
$ 1.0000   1,000,000    3.5 Years    1.0000     1,000,000     1.0000    1.0000
$ 1.0000     968,500    2.5 Years    1.0000       968,500     1.0000    1.0000
           ---------                           ----------

           2,015,000                 1.0159     1,999,500               1.0107
           =========                           ==========

                                               Outstanding
                                                 Options

Weighted Average Remaining Contractual Life     3.1 Years

Stock Options and Warrants - The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, for stock options issued to employees in accounting for its stock option plans. $-0- and $468,000 of compensation expense has been recognized for the Company's stock-based compensation plans in the years ended June 30, 1998 and 1997, respectively. The exercise price for all stock options issued to employees was $.1670, and the market price of the Company's stock at the grant date was $.25.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------


[9] Stockholders' Equity [Continued]

Stock Options and Warrants [Continued] - Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for the employee options, net income and earnings per share would have been as follows:
                                                   For the Year Ended
                                                        June 30,
                                                  1 9 9 8      1 9 9 7
                                                  -------      -------
Net [Loss]:
  As Reported                                   $(2,207,131)$ (3,347,376)
                                                =========== ============

  Pro Forma                                     $(2,292,131)$ (3,932,492)
                                                =========== ============

[Loss] Per Share:
  As Reported                                   $    (1.63) $      (2.48)
                                                ==========  ============

  Pro Forma                                     $    (1.69) $      (2.91)
                                                ==========  ============

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

                 Risk-Free         Expected           Expected        Expected
               Interest Rate         Life            Volatility       Dividends

June 30, 1997      5.97%            3 Years            96.50%           None
June 30, 1998      5.80%            2 Years            90.74%           None

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

The fair value of these non-employee options issued was estimated by using an option pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option.

[10] Concentrations of Credit Risk

The Company currently maintains cash accounts with financial institutions which exceed the maximum amounts insured by the Federal Depository Insurance Corporation. At June 30, 1998, these uninsured amounts totaled approximately $5,100.

Generally, the Company does not require collateral or other security to support financial instruments, however the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited. At June 30, 1998, approximately 50% of trade receivables was with one customer. Management believes this amount to be fully collectible.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------



[11] New Authoritative Pronouncements

The FASB has issued SFAS No. 130,  "Reporting  Comprehensive  Income." SFAS
No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pension and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 is not expected to have a material impact on the Company.

[12] Industry Segments

The Company classifies its product lines into two segments: Computer Products and Medical Products. Information about those segments for the year ended June 30, 1998 and 1997 is as follows:

                                                          1 9 9 8
                                            Computer      Medical
                                            Products     Products  Consolidated

  Operating Revenue                       $ 3,555,832  $ 4,414,127  $ 7,969,959
  -----------------                       ===========  ===========  ===========

Operating [Loss]                          $(1,519,550) $  (737,411) $(2,256,961)

Interest Expense                                                       (132,638)

Other Nonoperating Revenues and [Expenses]                              (34,196)

  Loss Before Income Taxes and Minority Interest                    $(2,423,795)
  ----------------------------------------------                    ===========

  Identifiable Assets at June 30, 1998    $   662,047  $ 2,742,687  $ 3,404,734
  ------------------------------------    ===========  ===========  ===========

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------



[12] Industry Segments [Continued]

                                                         1 9 9 7

  Operating Revenue                       $16,959,846  $ 6,811,062  $23,770,908
  -----------------                       ===========  ===========  ===========

Operating Profit [Loss]                    (3,456,686)     288,281   (3,168,405)

Interest Expense                                                       (395,555)

Other Nonoperating Revenues and [Expenses]                              213,100

  Loss Before Income Taxes and Minority Interest                    $(3,350,860)
  ----------------------------------------------                    ===========

  Identifiable Assets at June 30, 1997    $ 3,250,440  $ 1,673,972  $ 4,924,412
  ------------------------------------    ===========  ===========  ===========

Operating profit [loss] is total operating revenue less operating expenses, and excludes interest expense and other nonoperating revenues and expenses. Intersegment sales during 1998 and 1997 were immaterial to the consolidated financial statements. Shared operating expenses allocated to the Medical Products segment were $90,000 in 1998 and 1997. For 1998, depreciation and amortization expense for the Computer Products and Medical Product industry segments was $295,005 and 147,092, respectively. For 1997, depreciation and amortization expense for Computer Products and Medical Products industry segments was $323,999 and $13,434, respectively. Capital expenditures for the two segments in 1998 were $17,897 and $184,803, respectively. Capital expenditures for the two segments in 1997 were $153,000 and $-0-, respectively.

Identifiable assets are those used by each segment of the Company's operations and do not include advances from the Computer Products segment to the Medical Product segment totaling $503,263 and $427,980 as of June 30, 1998 and 1997, respectively.

[13] Leasing Agreements

Sales Type Leases - The Company's subsidiary sold certain sales-type lease receivables which qualified as sales under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." These sales-type leases are originated by the Company on a non-recourse basis. Revenues arising from the sales of lease receivables were approximately $1,800,000 and $110,000 for the years ended June 30, 1998 and 1997, respectively.

Operating Leases - The Company also leases its products to customers under operating leases. These leases are generally short-term rentals, with terms less than one year. Equipment on operating leases was $8,405 and $-0- at June 30, 1998 and 1997, respectively. Accumulated depreciation on operating leases was $2,802 and $-0- at June 30, 1998 and 1997, respectively.

Minimum future rentals on noncancelable operating leases are as follows:

Year ending
June 30,
1999                       $    17,895
2000                             4,689
Thereafter                          --
                           -----------

  Total                    $    22,584
  -----                    ===========

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------



[13] Leasing Agreements [Continued]

Operating Leases - Related Party - The Company leases its facilities under an operating lease from an entity which is owned by the president of the Company. The term of the lease is from November 1, 1998 to October 2000. The lease contains a renewal option which is exercisable by the Company.

Minimum future annual rental payments under the non-cancelable operating lease having remaining terms in excess of one year as of June 30, 1998 for each of the next five years and in the aggregate are:

June 30,                                    Amount

  1999                                    $  156,000
  2000                                       156,000
  2001                                        52,000
  Thereafter                                      --
                                          ----------

   Total                                  $  364,000
   -----                                  ==========

Rent expense was approximately $110,000 and $65,000 for the years ended June 30, 1998 and 1997, respectively.

[14] Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years, has a working capital deficit at June 30, 1998 of $1,387,161, and has used $1,106,998 in cash for operating activities during the fiscal year then ended. The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern. The Company is actively pursuing acquiring an alternative business and/or assets which may be developed into a business and other financing options.

The  Company's  ability  to  continue  as a going  concern is  dependent  on the implementation and success of these plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern. There can be no assurance that management's plans to acquire an alternative business and/or financing will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[15] Extraordinary Item

During the year ended June 30, 1998, the Company negotiated payment terms of certain accounts payable, resulting in a gain of $98,225. There was no income tax effect on this transaction. The original debt was $248,226. The Company paid $100,000 in October of 1997, and the remaining $50,000 is to be paid in twelve monthly payments of $4,166.66 during 1998.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
------------------------------------------------------------------------------



[16] Proposed Acquisition and Sale of Subsidiary

On August 27, 1998, the Company, Medical Marketplace, and Medley Credit Acceptance Corporation entered into a Stock Purchase Agreement, pursuant to which Medley agreed to purchase all of the shares of Medical Marketplace owned by Computer, which represents 83.3% of the total number of shares outstanding. Medley has agreed to pay 25,000 shares of restricted Medley Common Stock in exchange for the 2,500,000 shares of Medical Marketplace owned by the Company so long as Medical has $50,000 in net assets at the time of the closing of the transaction. The closing of the proposed is subject to the satisfaction of certain conditions including the approval of a majority of the shares of the Company's common stock outstanding. The Company anticipates calling a meeting of stockholders in December 1998, to consider approving the sale of shares of Medical Marketplace. In addition, pending the closing, Medley has agreed to assist in the day to day management of Medical pursuant to the terms of an Operating Agreement between the Company and Medley.

[17] Delisting of Stock

To spite ongoing efforts, the Company has failed to meet the continued listing requirements for the NASDAQ Small Caps Market. Accordingly, the Company's securities were delisted form the NASDAQ Small Cap Market effective as of the close of business on July 25, 1998. As of July 29, 1998, the Company's shares of common stock commenced trading on the OTC Bulletin Board.





                        . . . . . . . . . . . . . . . . .