Form 10QSB
period 1998-09-30
COMPUTER MARKETPLACE INC
filed 1999-02-02
CIK 900475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 1998        Commission File Number 0-14731
                      -------------------                              -------

                           COMPUTER MARKETPLACE(R), INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                     33-0558415
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            1171 Railroad Street
            Corona, California                                 91720
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:     (909) 735-2102



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

As of February 1, 1999, 1,352,424 shares of the issuer's common stock were outstanding.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

        Condensed Consolidated Balance Sheet as of September 30, 1998
        [Unaudited]...............................................     1......2

        Condensed Consolidated Statements of Operations for the three
        months ended September 30, 1998 and 1997 [Unaudited]......     3......

        Condensed Consolidated Statements of Cash Flows for the three months ended September 31, 1998 and 1997 [Unaudited].......... 4......

        Notes to Condensed Consolidated Financial Statements
        [Unaudited]................................................... 5.....

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................     6......8

PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8K...........................     9......

Signature Page....................................................    10......



                          .   .   .   .   .   .   .   .

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
------------------------------------------------------------------------------


COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1998.
[UNAUDITED]
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash and Cash Equivalents                                             $   143,355
  Accounts Receivable [Less Allowance for Doubtful Accounts of $112,471]    327,232
  Inventory [Net of Valuation Allowance of $50,000]                          54,993
  Property Held for Sale                                                    381,845
  Other Current Assets                                                          500
                                                                        -----------

  Total Current Assets                                                      907,925

Property and Equipment - Net                                              1,003,343
                                                                        -----------

Other Assets:
  Residual Value of Equipment                                             1,165,000
  Others                                                                    159,142

  Total Other Assets                                                      1,324,142

  Total Assets                                                          $ 3,235,410
                                                                        ===========



The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Notes Payable                                                         $ 1,492,602
  Accounts Payable                                                          709,404
  Accrued Payroll and Payroll Related Liabilities                           222,758
  Customer Deposits                                                         433,254
  Other Current Liabilities                                                  91,272
                                                                        -----------

  Total Current Liabilities                                               2,949,290

Long-Term Debt                                                              449,355

Minority Interest in Net Assets of Subsidiary                                    --
                                                                        -----------

Commitments and Contingencies                                                    --

Stockholders' Equity [Deficit]:
  Preferred Stock - $.0001 Par Value, 1,000,000 Shares
   Authorized, No Shares Issued and Outstanding                                  --

  Common Stock - $.0001 Par Value, 50,000,000 Shares
   Authorized, 1,352,424 Shares Issued and Outstanding                          135

  Deferred Compensation                                                    (228,646)

  Capital in Excess of Par Value                                          8,785,100

  Accumulated Deficit                                                    (8,719,824)

  Total Stockholders' Equity [Deficit]                                     (163,235)

  Total Liabilities and Stockholders' Equity [Deficit]                  $ 3,235,410
                                                                        ===========




The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                               Three months ended
                                                                  September 30,
                                                               1 9 9 8     1 9 9 7
                                                               -------     -------
Revenues:
  Product Sales                                             $   205,054 $ 2,595,281
  Rental, Service and Other                                      82,260          --
                                                            ----------- -----------

  Total Revenues                                                287,314   2,595,281
                                                            ----------- -----------

Cost and Expenses:
  Cost of Revenues - Product Sales                              175,512   2,085,546
  Cost of Revenues - Rental, Services and Other                  71,976          --
  Selling, General and Administrative                           592,977     975,422
                                                            ----------- -----------

  Total Cost and Expenses                                       840,465   3,060,968
                                                            ----------- -----------

  Operating Loss                                               (553,151)   (465,687)
                                                            ----------- -----------

Other Income [Expense]:
  Interest Expense                                              (24,501)    (13,721)
  Interest Income                                                    24      15,287
  Miscellaneous Income                                           30,919      24,103
                                                            ----------- -----------

  Total Other Income                                              6,442      25,669
                                                            ----------- -----------

  Loss Before Income Taxes, Minority Interest in Subsidiary
   and Extraordinary Item                                      (546,709)   (440,018)

Provision for Income Taxes                                           --          --

Minority Interest in Loss of Subsidiary                              --      26,429
                                                            ----------- -----------

  Loss Before Extraordinary Items                              (546,709)   (413,589)

Extraordinary Items:
  Gain from Extinguishment of Debt
      [Net of Income Taxes of $-0-]                                  --      98,226
                                                            ----------- -----------

  Net Loss                                                  $  (546,709)$  (315,363)
                                                            =========== ===========

Loss Per Share:
  Loss Before Extraordinary Items                           $      (.40)$      (.30)
  Extraordinary Items                                                --         .07
                                                            ----------- -----------

  Net Loss Per Share                                        $      (.40)$      (.23)
                                                            =========== ===========

  Weighted Average Common Shares Outstanding                  1,352,424   1,352,424
                                                            =========== ===========


The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                               Three months ended
                                                                  September 30,
                                                              1 9 9 8      1 9 9 7
                                                              -------      -------
Operating Activities:
  Net Loss                                                 $ (546,709)  $  (315,363)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by [Used for] Operating Activities:
   Depreciation and Amortization                              122,712        85,243
   Provisions for Losses on Accounts Receivable                    --       (16,823)
   Provisions for Losses on Inventory                              --       (74,482)
   Minority Interest in Consolidated Subsidiary                    --       (26,429)
   Gain on Restructuring of Debt                                   --       (98,226)

  Changes in Assets and Liabilities:
   Accounts Receivable                                         94,370      (191,936)
   Inventory                                                  125,821        51,419
   Other Current Assets                                        21,588        21,341
   Accounts Payable                                            99,389      (525,310)
   Accrued Payroll and Related Liabilities                     43,857       (56,177)
   Other Current Liabilities                                  215,843       120,229
                                                           ----------   -----------

   Net Cash - Operating Activities                            176,871    (1,026,514)
                                                           ----------   -----------

Investing Activities:
  Purchase of Property and Equipment                           (6,161)      (10,723)
  Other                                                       (36,501)      (54,350)
                                                           ----------   -----------

  Net Cash - Investing Activities                             (42,662)      (65,073)
                                                           ----------   -----------

Financing Activities:
  Principal Payments on Long-Term Debt                        (27,434)       (6,735)
  Proceeds from Long-Term Debt                                     --        70,690
                                                           ----------   -----------

  Net Cash - Financing Activities                             (27,434)       63,955
                                                           ----------   -----------

  Increase [Decrease] in Cash and Cash Equivalents            106,775    (1,027,632)

Cash and Cash Equivalents - Beginning of Periods               36,580     1,500,540
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $  143,355   $   472,908
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for Interest                                   $   24,501   $    13,720
  Cash Paid for Income Taxes                               $       --   $        --

Supplemental Disclosures of Non-Cash Operating Activities:
  Reclassification of Accounts Payable to/from Other
  Liabilities to Reflect Negotiated Payment Terms          $       --   $   150,000

  Transfer of Inventory Items to/from Rental Equipment     $ (104,598)  $        --


The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

COMPUTER MARKETPLACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------



1.  Significant Accounting Policies


Significant accounting policies of Computer Marketplace Inc and Subsidiaries (the "Company") are set forth in the Company's Form 10-KSB for year ended June 30, 1998, as filed with the Securities and Exchange Commission.

2.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals necessary for a fair presentation of the consolidated financial position of the company as of September 30, 1998, and 1997, the consolidated results of its operations for the three months ending September 30, 1998 and 1997 and its cash flows for the three months ending September 30, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended September 30, 1998 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1998.

3.  Extraordinary Items

During the three months ended September 30, 1997, the Company negotiated payment terms of certain accounts payable, resulting in a gain of $98,226. There was no income tax effect on this transaction.

4.  Subsequent Events

In October 1998, L. Wayne Kiley, the Company's President and Chief Executive Officer, loaned the Company $50,000 in exchange for a Secured Promissory Note in principal amount of $50,000 and the issuance of options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.60 per share.

In January 1999, Motorola and the Company mutually agreed to dismiss all claims pertaining to Motorola v. Computer Marketplace, Inc.



                             . . . . . . . . . . . .

Item 2.

COMPUTER MARKETPLACE, INC. AND SUBSIDIARIES
MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in this Quarterly Report and in the audited Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10 - KSB for the fiscal year ended June 30, 1998.

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

Total revenues for the quarter ended September 30, 1998 were $287,314 compared to $2,595,281 for the quarter ended September 30, 1997. This represents a decrease of $2,307,967 or 89%.

Revenues from product sales for the quarter ended September 30, 1998 totaled $205,054 resulting in a $2,390,227 or 92% decrease compared to $2,595,281 for the quarter ended September 30, 1997. Revenues from rental, service and other for the quarter ended September 30, 1998, were $82,260, a 100% increase compared to $0 for the quarter ended September 30, 1997. The increase in rental revenue reflects increased leasing activity by New Millennium Leasing, a subsidiary of Medical Marketplace.

Revenues from computer product sales and rentals were $88,221 for the quarter ended September 30, 1998 and $1,204,647 for the quarter ended September 30, 1997. The sales decrease resulted from a substantially diminished sales staff and reflects the company's desire to reduce it's expenses and wind down its computer business.

Medical product sales and rentals contributed $199,093 in revenues for the quarter ended September 30, 1998, compared to $1,390,634 for the quarter ended September 30, 1997. The current quarter's result represents a $1,191,541 or 86% decrease in revenues over the same period in 1997. The decrease in medical product sales is attributed directly to Medical Marketplace's inability of fund new purchases.

Total aggregate cost of revenues for the quarter ended September 30, 1998 and 1997 were $247,488 or 86% of revenues and $2,085,546 for 80% of revenues, respectively.

Cost of revenues for computer products were $61,869 or 70% of revenues and $884,167 or 73% of revenues for the quarters ended September 30, 1998, and 1997, respectively. The increase of cost of revenue is due to the reduced sales volume and the loss of advantage in volume purchasing discounts.

Cost of revenues for medical products were $185,619 or 93% of revenues and $1,201,379 or 86% of revenues for the quarters ended September 30, 1998, and 1997, respectively. The 8% increase in the cost of revenues primarily has to do with a decrease in the volume of medical equipment leases, and the low costs realized through the leasing activity.

Total selling, general, and administrative (SG & A) expenses for the quarter ended September 30, 1998 and 1997 were $592,977 or 206% of revenues and $975,422 or 38% of revenues, respectively. The aggregate decrease in SG&A expenses from the prior period was $382,445.

SG&A expenses attributed to computer products were $280,028 or 317% of revenues and $635,617 or 53% of revenues for the quarters ended September 30, 1998, and 1997, respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease previously mentioned. The aggregate decrease in SG&A expenses from the prior period was $355,589, directly reflecting the extent of cut backs in first quarter.

COMPUTER MARKETPLACE, INC. AND SUBSIDIARIES
MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------




SG&A expenses attributed to medical products were $312,949 or 157% of revenues and $339,805 or 24% of revenues for the quarters ended September 30, 1998, and 1997, respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease.

Total operating loss was $553,151 and $465,687 for the quarters ended September 30, 1998, and 1997, respectively. This $87,464 unfavorable change was a result of reduced sales volume and the business conditions described herein.

Operating loss for computer products was $253,676 and $315,137 for the quarters ended September 30, 1998, and 1997, respectively. This $61,461 favorable change is a result of reduced expenses and reflects the Company's efforts to wind down the computer business.

Operating loss for medical products and rentals was $299,475 and $150,550 for the quarters ended September 30, 1998, and 1997, respectively and reflects the expense related to the Company's expanded sales and finance staff.

Interest expense for the quarter ended September 30, 1998, was $24,501 compared to $13,721 for the quarter ended September 30, 1997. The increase of $10,780 is due to financed purchases of medical rental equipment.

The Company's consolidated net loss was $546,709 or $0.40 per share for the quarter ended September 30, 1998, versus $315,363 or $0.23 per share for the quarter ended September 30, 1997. The net loss was a result of the business conditions described herein.

Variability of  Periodic Results and Seasonality

Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period, however, management does not see any seasonality or predictability to these fluctuations.

Liquidity and Capital Resources

The Company has historically financed its growth and cash needs primarily through borrowings and cash generated from operations. The funds received through the initial public offering in June 1993, in the amount of approximately $6.6 million enabled the Company to eliminate most of its long term debt at that time. The Company had negative working capital of ($2,041,365) at September 30, 1998. Working capital at September 30, 1997 was $1,132,791.

During the quarter ended September 30, 1998, the Company used the June 30, 1998 available cash and vendor extended credit in order to fund the operations of the Company.

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

COMPUTER MARKETPLACE, INC. AND SUBSIDIARIES
MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



The stated goal of NMLI is to both increase the profitability of each transaction entered into by MMP and via leasing, to generate new transactions that MMP would not have previously been able to generate due to the lack of a leasing financing.

During the year ended June 30, 1998, the Company significantly reduced the sized and scope of its computer business. The Company believes that because of significant change in the computer industry, the market is more competitive and opportunities to engage in certain business are no longer available. The decrease in the usage of mid-sized computer systems and the increase in importance of personal computers has severely reduced the Company's business in the RISC 6000 and AS400 market. Further, the emergence of major manufacturers, (such as, IBM, and DEC) into the reselling business, has made it extremely difficult for the Company to compete successfully. Note 14 to the Company's Financial Statements as of and for the year ended June 30, 1998, prepared in conformity with generally accepted accounting principles, by the Company's independent auditors, Moore, Stephens, P.C., expresses the auditors uncertainty as to whether the Company can continue as a going concern. As a result, the Company is presently in the process of reevaluating its operations as they pertain to computer business. The Company is actively pursuing acquiring an alternative business and/or assets which may be developed into a business.

On August 27, 1998, the Company, Medical Marketplace, and Medley Credit Acceptance Corporation ["Medley"] entered into a Stock Purchase Agreement, pursuant to which Medley agreed to purchase all of the shares of Medical Marketplace owned by Computer, which represents 83.3% of the total number of shares outstanding. Medley agreed to pay 25,000 shares of restricted Medley Common Stock in exchange for the 2,500,000 shares of Medical Marketplace owned by the Company so long as Medical Marketplace had $50,000 in net assets at the time of the closing of the transaction. The closing of the proposed transaction was subject to the satisfaction of certain conditions including the approval of a majority of the shares of the Company's common stock outstanding. In addition, pending the closing, Medley agreed to assist in the day to day management of Medical Marketplace pursuant to the terms of an Operating Agreement between Medical Marketplace and Medley. On November 20, 1998, the Company notified Medley that it was terminating both the Stock Purchase Agreement and Operating Agreement effective as of November 25, 1998. The Company is continuing in its search for a purchaser of Medical Marketplace.

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

In October 1998, L. Wayne Kiley, the Company's President and Chief Executive Officer, loaned the Company $50,000 in exchange for a Secured Promissory Note in principal amount of $50,000 and the issuance of options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.60.

On January 26, 1999, Motorola and the Company agreed mutually to dismiss all claims pertaining to Motorola v. Computer Marketplace, Inc.

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

COMPUTER MARKETPLACE, INC. AND SUBSIDIARIES

PART II  OTHER INFORMATION
------------------------------------------------------------------------------




Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits as required by item 601 of regulation S-K:

     None required

(b)  Reports on Form 8-K

     None filed during the quarter for which this report is submitted

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COMPUTER MARKETPLACE, INC.




Date:  February 1, 1999                     By:  /s/ L. Wayne Kiley
                                                 ------------------------------
                                                L. Wayne Kiley
                                                President, Chief Executive
                                                Officer and Chief Financial
                                                Officer

                                                Signing   on   behalf   of   the
                                                registrant   and  as   principal
                                                financial     and     accounting
                                                officer.