Form 10QSB
period 1998-12-31
COMPUTER MARKETPLACE INC
filed 1999-02-16
CIK 900475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended December 31, 1998         Commission File Number 0-14731

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

                              Yes   X      No

As of February 16, 1999, 1,352,424 shares of the issuer's common stock were outstanding.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

        Condensed Consolidated Balance Sheet as of December 31, 1998
        [Unaudited].................................................. 1......2

        Condensed Consolidated Statements of Operations for the three and six months ended December 31, 1998 and 1997 [Unaudited].. 3......

        Condensed Consolidated Statements of Cash Flows for the six
        months ended December 31, 1998 and 1997 [Unaudited].......... 4......

        Notes to Condensed Consolidated Financial Statements
        [Unaudited].................................................. 5.....

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................... 6......10

PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8K...........................   11......

Signature Page....................................................   12......



                          .   .   .   .   .   .   .   .

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
------------------------------------------------------------------------------


COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998.
[UNAUDITED]
------------------------------------------------------------------------------



Assets:
Current Assets:
  Cash and Cash Equivalents                                             $    26,349
  Accounts Receivable [Less Allowance for Doubtful Accounts of $82,472]     345,478
  Inventory [Net of Valuation Allowance of $50,000]                          39,993
  Other Current Assets                                                          500
                                                                        -----------

  Total Current Assets                                                      412,320

Property and Equipment - Net                                                933,827
                                                                        -----------

Other Assets:
  Residual Value of Equipment                                             1,165,000
  Others                                                                    119,142

  Total Other Assets                                                      1,284,142

  Total Assets                                                          $ 2,630,289
                                                                        ===========



The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.



COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Notes Payable                                                         $ 1,183,313
  Accounts Payable                                                          603,852
  Accrued Payroll and Payroll Related Liabilities                           274,924
  Customer Deposits                                                         194,809
  Other Current Liabilities                                                  75,752
                                                                        -----------

  Total Current Liabilities                                               2,332,650

Long-Term Debt                                                              397,173

Minority Interest in Net Assets of Subsidiary                                    --
                                                                        -----------

Commitments and Contingencies                                                    --

Stockholders' Equity [Deficit]:
  Preferred Stock - $.0001 Par Value, 1,000,000 Shares
   Authorized, No Shares Issued and Outstanding                                  --

  Common Stock - $.0001 Par Value, 50,000,000 Shares
   Authorized, 1,352,424 Shares Issued and Outstanding                          135

  Deferred Compensation                                                    (182,920)

  Capital in Excess of Par Value                                          8,785,100

  Accumulated Deficit                                                    (8,701,849)

  Total Stockholders' Equity [Deficit]                                      (99,534)

  Total Liabilities and Stockholders' Equity [Deficit]                  $ 2,630,289
                                                                        ===========



The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.



COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                     Three months ended         Six months ended
                                        December 31,              December 31,
                                        ------------              ------------
                                      1 9 9 8    1 9 9 7       1 9 9 8     1 9 9 7
                                      -------    -------       -------     -------

Revenues:
  Product Sales                     $  853,152  $3,046,463  $ 1,057,571 $ 5,641,744
  Rental, Service and Other            110,236          --      193,131          --
                                    ----------  ----------  ----------- -----------

  Total Revenues                       963,388   3,046,463    1,250,702   5,641,744
                                    ----------  ----------  ----------- -----------

Cost and Expenses:
  Cost of Revenues - Product Sales     541,450   2,441,023      715,791   4,526,569
  Cost of Revenues - Rental, Services
   and Other                            16,132          --       89,278          --
  Selling, General and Administrative  398,488     779,199      992,858   1,754,621
                                     ---------  ----------  ----------- -----------

  Total Cost and Expenses              956,070   3,220,222    1,797,927   6,281,190
                                    ----------  ----------  ----------- -----------

  Operating Income [Loss]                7,318    (173,759)    (547,225)   (639,446)
                                    ----------  ----------  ----------- -----------

Other Income [Expense]:
  Interest Expense                     (27,810)    (28,272)     (52,312)    (41,993)
  Interest Income                           --       6,306           24      21,593
  Miscellaneous Income                   2,903       7,885       35,216      31,988
                                    ----------  ----------  ----------- -----------

  Other [Expense] Income               (24,907)    (14,081)     (17,072)     11,588
                                    ----------  ----------  ----------- -----------

  Loss Before Income Taxes, Minority
   Interest in Subsidiary and
   Extraordinary Item                  (17,589)   (187,840)    (564,297)   (627,858)

Provision for Income Taxes                  --          --           --          --

Minority Interest in Loss of Subsidiary     --     (35,779)          --      (9,350)
                                       -------  ----------- ----------- -----------

  Loss Before Extraordinary Items      (17,589)   (223,619)    (564,297)   (637,208)

Extraordinary Items:
  Gain from Extinguishment of Debt
   [Net of Income Taxes of $-0-]        35,564          --       35,564      98,226
                                    ----------  ----------  ----------- -----------

  Net Income [Loss]                 $   17,975  $ (223,619) $  (528,733)$  (538,982)
                                    ==========  ==========  =========== ===========

Income [Loss] Per Share:
  Loss Before Extraordinary Items   $     (.01) $     (.17) $      (.41)$      (.47)
  Extraordinary Items                      .02          --          .02         .07
                                    ----------  ----------  ----------- -----------

  Net Income [Loss] Per Share       $      .01  $     (.17) $      (.39)$      (.40)
                                    ==========  ==========  =========== ===========

  Weighted Average Common
   Shares Outstanding                1,352,424   1,352,424    1,352,424   1,352,424
                                    ==========  ==========  =========== ===========


The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.



COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------

                                                                Six months ended
                                                                  December 31,
                                                              1 9 9 8      1 9 9 7
                                                              -------      -------
Operating Activities:
  Net Loss                                                 $ (528,735)  $  (538,982)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by [Used for] Operating Activities:
   Depreciation and Amortization                              230,890       169,572
   Provisions for Losses on Accounts Receivable               (30,000)      (38,611)
   Provisions for Losses on Inventory                              --      (114,482)
   Minority Interest in Consolidated Subsidiary                    --         9,350
   Gain from Extinguished Debt                                 35,564       (98,226)
   Gain from Disposal of Fixed Assets                           7,064            --

  Changes in Assets and Liabilities:
   Accounts Receivable                                        106,124        (8,592)
   Inventory                                                  140,821        96,413
   Other Current Assets                                        25,087        17,081
   Accounts Payable                                           (41,727)     (483,116)
   Accrued Payroll and Related Liabilities                     96,023        (2,245)
   Other Current Liabilities                                  (38,121)       (9,423)
                                                           ----------   -----------

   Net Cash - Operating Activities                              2,990    (1,001,261)
                                                           ----------   -----------

Investing Activities:
  Purchase of Property and Equipment                           (6,161)     (519,137)
  Proceeds from Sale of Property and Equipment                 30,894            --
  Other                                                            --      (241,700)
                                                           ----------   -----------

  Net Cash - Investing Activities                              24,733      (760,837)
                                                           ----------   -----------

Financing Activities:
  Net Decrease in Notes Payable                                    --       366,120
  Principal Payments on Long-Term Debt                        (94,954)     (126,228)
  Proceeds from Long-Term Debt                                 57,000       750,000
                                                           ----------   -----------

  Net Cash - Financing Activities                             (37,954)      989,892
                                                           ----------   -----------

  [Decrease] in Cash and Cash Equivalents                     (10,231)     (772,206)

Cash and Cash Equivalents - Beginning of Periods               36,580     1,500,540
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $   26,349   $   728,334
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for Interest                                   $   52,313   $    41,993
  Cash Paid for Income Taxes                               $       --   $        --

Supplemental Disclosures of Non-Cash Operating Activities:
  Reclassification of Accounts Payable to/from Other
   Liabilities to Reflect Negotiated Payment Terms         $       --   $   150,000

  Transfer of Inventory Items to/from Rental Equipment     $ (104,598)  $    33,007

  Trade of Property Held for Sale for Notes Payable        $  350,951   $        --

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

                                         4


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

2.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals necessary for a fair presentation of the consolidated financial position of the company as of December 31, 1998, and 1997, the consolidated results of its operations for the three and six months ending December 31, 1998 and 1997 and its cash flows for the six months ending December 31, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended December 31, 1998 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1998.

3.  Extraordinary Items

During the six months ended December 31, 1998, Motorola agreed to dismiss all claims pertaining to Motorola v. Computer Marketplace, Inc., relieving the Company of an outstanding balance of $35,564. During the six months ended December 31, 1997, the Company negotiated payment terms of certain accounts payable, resulting in a gain of $98,226. There was no income tax effect on these transactions.

4. Officer Loan

In October of 1998, L. Wayne Kiley, the Company's President and Chief Executive Officer, loaned the Company $50,000 in exchange for a Secured Promissory Note in principal amount of $50,000 and the issuance of options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.60 per share. In December of 1998, Mr. Kiley loaned the Company an additional $7,000 in exchange for a Promissory Note in principal amount of $7,000.

5.  Subsequent Events

In January 1999, Joe Achten, a member of the Company's Board of Directors, loaned the Company $50,000 in exchange for a Promissory Note due by January 2000, in the principal amount of $50,000 and the issuance of options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.50 per share. The note bears interest at the rate of 10% per annum. In January 1999, L. Wayne Kiley, the Company's President and Chief Executive Officer, loaned the Company an additional $10,000 in exchange for a Promissory Note in principal amount of $10,000. The note bears interest at the rate of 10% per annum.



                             . . . . . . . . . . . . .

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------




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


Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997


Total revenues for the three months ended December 31, 1998 were $963,388 compared to $3,046,463 for the three months ended December 31, 1997. This represents a decrease of $2,083,075 or 68%.

Revenues from product sales for the three months ended December 31, 1998 totaled $853,152 resulting in a $2,193,311 or 72% decrease compared to $3,046,463 for the three months ended December 31, 1997. Revenues from rental, service and other for the three months ended December 31, 1998, were $110,236, a 100% increase compared to $0 for the three months ended December 31, 1997. The increase in rental revenue reflects increased rental activity by Medical Marketplace.

Revenues from computer product sales and rentals were $62,077 for the three months ended December 31, 1998 and $1,261,019 for the three months ended December 31, 1997. The sales decrease resulted from a substantially diminished sales staff and reflects the Company's desire to reduce it's expenses and refocus its computer business.

Medical product sales and rentals contributed $901,311 in revenues for the three months ended December 31, 1998, compared to $1,785,444 for the three months ended December 31, 1997. The current quarter's result represents a $884,133 or 50% decrease in revenues over the same period in 1997. The decrease in medical product sales is attributed directly to Medical Marketplace's inability of fund new purchases.

Total aggregate cost of revenues for the three months ended December 31, 1998 and 1997 were $557,582 or 58% of revenues and $2,441,023 for 80% of revenues, respectively.

Cost of revenues for computer products were $31,668 or 51% of revenues and $1,188,323 or 94% of revenues for the three months ended December 31, 1998, and 1997, respectively. The decrease in cost of revenue as a percentage of sales is due to the sale of low cost inventory.

Cost of revenues for medical products were $525,914 or 58% of revenues and $1,252,700 or 70% of revenues for the three months ended December 31, 1998, and 1997, respectively. The 12% decrease in the cost of revenues primarily has to do with an increase in the volume of medical equipment leases, and the low costs realized through the leasing activity.

Total selling, general, and administrative (SG & A) expenses for the three months ended December 31, 1998 and 1997 were $398,488 or 41% of revenues and $779,199 or 26% of revenues, respectively. The aggregate decrease in SG&A expenses from the prior period was $380,711.

SG&A expenses attributed to computer products were $244,006 or 393% of revenues and $451,959 or 36% of revenues for the three months ended December 31, 1998, and 1997, respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease previously mentioned. The aggregate decrease in SG&A expenses from the prior period was $207,953, directly reflecting the extent of cut backs in the second quarter.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------




SG&A expenses attributed to medical products were $154,482 or 17% of revenues and $327,240 or 18% of revenues for the three months ended December 31, 1998, and 1997, respectively. The $172,758 aggregate decrease in SG&A expenses reflects the extensive personnel cut backs at Medical Marketplace.

Total operating income/(loss) was $7,318 and ($173,759) for the three months ended December 31, 1998, and 1997, respectively. This $166,441 favorable change was a result of reduced costs and the business conditions described herein.

Operating loss for computer products was $213,597 and $379,263 for the three months ended December 31, 1998, and 1997, respectively. This $165,666 favorable change is a result of reduced expenses and reflects the Company's efforts to wind down the computer business.

Operating income for medical products and rentals was $220,915 and $205,504 for the three months ended December 31, 1998, and 1997, respectively. This $15,411 favorable change is due to increased sales and leasing activity and reduced personnel expense.

Interest expense for the three months ended December 31, 1998, was $27,811 compared to $28,272 for the three months ended December 31, 1997.

The Company's consolidated net income/(loss) $17,975 or $0.01 per share for the three months ended December 31, 1998, versus $(223,619) or $(0.17) per share for the three months ended December 31, 1997.
The net profit was a result of the business conditions described herein.

Six Months Ended December 31, 1998 Compared to Six Months Ended
December 31, 1997

Total revenues for the six months ended December 31, 1998 were $1,250,702 compared to $5,641,744 for the six months ended December 31, 1997. This represents a decrease of $4,391,042 or 78%.

Revenues from product sales for the six months ended December 31, 1998 totaled $1,057,571 resulting in a $4,584,173 or 81% decrease compared to $5,641,744 for the six months ended December 31, 1997. Revenues from rental, service and other for the six months ended December 31, 1998, were $193,131, a 100% increase compared to $0 for the six months ended December 31, 1997. The increase in rental revenue reflects increased rental activity by Medical Marketplace.

Revenues from computer product sales and rentals were $150,298 for the six months ended December 31, 1998 and $2,465,666 for the six months ended December 31, 1997. The sales decrease resulted from a substantially diminished sales staff and reflects the company's desire to reduce it's expenses and wind down its computer business.

Medical product sales and rentals contributed $1,100,404 in revenues for the six months ended December 31, 1998, compared to $3,176,078 for the six months ended December 31, 1997. This represents a $2,075,674 or 65% decrease in revenues over the same period in 1997. The decrease in medical product sales is attributed directly to Medical Marketplace's inability to fund new purchases.

Total aggregate cost of revenues for the six months ended December 31, 1998 and 1997 were $805,069 or 64% of revenues and $4,526,569 or 80% of revenues, respectively.

Cost of revenues for computer products were $93,537 or 62% of revenues and $2,072,490 or 84% of revenues for the six months ended December 31, 1998, and 1997, respectively. The decrease in cost of revenue as a percentage of sales is due to the sale of previously devalued inventory.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Cost of revenues for medical products were $711,532 or 65% of revenues and $2,454,079 or 77% of revenues for the six months ended December 31, 1998, and 1997, respectively. The 12% decrease in the cost of revenues primarily has to do with an increase in the volume of medical equipment leases, and the low costs realized through the leasing activity.

Total selling, general, and administrative (SG & A) expenses for the six months ended December 31, 1998 and 1997 were $992,858 or 79% of revenues and $1,754,621 or 31% of revenues, respectively. The aggregate decrease in SG&A expenses from the prior period was $761,763.

SG&A expenses attributed to computer products were $525,427 or 350% of revenues and $1,087,576 or 44% of revenues for the six months ended December 31, 1998, and 1997, respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease previously mentioned. The aggregate decrease in SG&A expenses from the prior period was $562,149, directly reflecting the extent of cut backs in the six month period.

SG&A expenses attributed to medical products were $467,431 or 42% of revenues and $667,045 or 21% of revenues for the six months ended December 31, 1998, and 1997, respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease.

Total operating loss was $547,225 and $639,446 for the six months ended December 31, 1998, and 1997, respectively. This $92,221 favorable change was a result of reduced costs and the business conditions described herein.

Operating loss for computer products was $468,666 and $694,400 for the six months ended December 31, 1998, and 1997, respectively. This $225,734 favorable change is a result of reduced expenses and reflects the Company's efforts to wind down the computer business.

Operating loss for medical products and rentals was $(78,559) and $54,954 for the six months ended December 31, 1998, and 1997, respectively and reflects the Company's reduced sales and difficulty in funding new purchases.

Interest expense for the six months ended December 31, 1998, was $52,313 compared to $41,993 for the six months ended December 31, 1997. The increase of $10,320 is due to financed purchases of medical rental equipment.

The Company's consolidated net loss was $528,733 or $0.39 per share for the six months ended December 31, 1998, versus $538,982 or $0.40 per share for the six months ended December 31, 1997. The net loss was a result of the business conditions described herein.

Variability of  Periodic Results and Seasonality

Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period, however, management does not see any seasonality or predictability to these fluctuations.

Liquidity and Capital Resources

The Company has historically financed its growth and cash needs primarily through borrowings and cash generated from operations. The funds received through the initial public offering in June 1993, in the amount of approximately $6.6 million enabled the Company to eliminate most of its long term debt at that time. The Company had negative working capital of ($1,920,330) at December 31, 1998. Working capital at December 31, 1997 was $883,213.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------




During the six months ended December 31, 1998, the Company used the June 30, 1998 available cash and vendor extended credit in order to fund the operations of the Company.

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

During the year ended June 30, 1998, the Company significantly reduced the sized and scope of its computer business. The Company believes that because of significant change in the computer industry, the market is more competitive and opportunities to engage in certain business are no longer available. The decrease in the usage of mid-sized computer systems and the increase in importance of personal computers has severely reduced the Company's business in the RISC 6000 and AS400 market. Further, the emergence of major manufacturers, (such as, IBM, and DEC) into the reselling business, has made it extremely difficult for the Company to compete successfully. Note 14 to the Company's Financial Statements as of and for the year ended June 30, 1998, prepared in conformity with generally accepted accounting principles, by the Company's independent auditors, Moore, Stephens, P.C., expresses the auditors uncertainty as to whether the Company can continue as a going concern. As a result, the Company is presently continuing to cut costs, while reevaluating its operations as they pertain to the computer business. The Company is actively pursuing acquiring an alternative business and/or assets which may be developed into a business.

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

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------




In October of 1998, L. Wayne Kiley, the Company's President and Chief Executive Officer, loaned the Company $50,000 in exchange for a Secured Promissory Note in principal amount of $50,000 and the issuance of options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.60 per share. In December of 1998, Mr. Kiley loaned the Company an additional $7,000 in exchange for a Promissory Note in principal amount of $7,000.

In January of 1999, Joe Achten, a member of the Company's Board of Directors, loaned the Company $50,000 in exchange for a Promissory Note due by January 2000, in the principal amount of $50,000 and the issuance of options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.50 per share. The note bears interest at the rate of 10% per annum. In January 1999,
L. Wayne Kiley, the Company's President and Chief Executive Officer, loaned the Company an additional $10,000 in exchange for a Promissory Note in principal amount of $10,000. The note bears interest at the rate of 10% per annum.

On January 26, 1999, Motorola and the Company agreed mutually to dismiss all claims pertaining to Motorola v. Computer Marketplace, Inc., reducing the Company's current liabilities by $35,564.

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


                           COMPUTER MARKETPLACE, INC.




Date:  February 16, 1999                    By:  /s/ L. Wayne Kiley
                                                 ------------------------------
                                                L. Wayne Kiley
                                                President, Chief Executive
                                                Officer and Chief Financial
                                                Officer

                                                Signing   on   behalf   of   the
                                                registrant   and  as   principal
                                                financial     and     accounting
                                                officer.