Form 10QSB
period 1999-03-31
COMPUTER MARKETPLACE INC
filed 1999-05-21
CIK 900475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31 1999             Commission File Number 0-14731
                      --------------                                   -------

                           COMPUTER MARKETPLACE(R), INC.
                           -----------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     33-0558415
               --------                                     ----------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

            1171 Railroad Street
            Corona, California                                 91720
            ------------------                                 -----
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:     (909) 735-2102



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

As of May 20, 1999, 12,691,424 shares of the issuer's common stock were outstanding.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

        Condensed Consolidated Balance Sheet as of March 31, 1999
        (Unaudited)...............................................     1......2

        Condensed Consolidated Statements of Operations for the
        three and nine months ended March 31, 1999 and 1998
        (Unaudited)................................................     3......

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended March 31, 1999 and 1998 (Unaudited)......     4......

        Notes to Condensed Consolidated Financial Statements
        (Unaudited)................................................     5.....7

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................     8......13

PART II - OTHER INFORMATION

Item 1: Legal Proceedings.........................................    14......

Item 6: Exhibits and Reports on Form 8K...........................    14......

Signature Page....................................................    15......



                          .   .   .   .   .   .   .   .

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
------------------------------------------------------------------------------


COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1999.
(UNAUDITED)
------------------------------------------------------------------------------



Assets:
Current Assets:
  Cash and Cash Equivalents                                        $    76,850
  Accounts Receivable (Less: Allowance for Doubtful
   Accounts of $30,000)                                                284,779
  Inventory (Net of Valuation Allowance of $89,993)                         --
  Other Current Assets                                                     500
                                                                   -----------

  Total Current Assets                                                 362,129
                                                                   -----------
Property and Equipment - Net                                           737,524
                                                                   -----------

Other Assets:
  Residual Value of Equipment                                          765,000
  Others                                                                77,442
                                                                   -----------
  Total Other Assets                                                   842,442
                                                                   -----------
Total Assets                                                       $ 1,942,095
                                                                   ===========

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1999.
(UNAUDITED)
------------------------------------------------------------------------------




Liabilities and Stockholders' (Deficit):
Current Liabilities:
  Notes Payable                                                     $   793,514
  Accounts Payable                                                      519,871
  Accrued Payroll and Payroll Related Liabilities                       324,924
  Customer Deposits                                                     205,259
  Other Current Liabilities                                             110,616
                                                                    -----------

  Total Current Liabilities                                           1,954,184
                                                                    -----------
Long-Term Debt                                                          349,558
                                                                    -----------
Minority Interest in Net Assets of Subsidiary                                --
                                                                    -----------

Commitments and Contingencies                                                --

Stockholders' (Deficit):
  Preferred Stock - $.0001 Par Value, 1,000,000 Shares
   Authorized, No Shares Issued and Outstanding                              --

  Common Stock - $.0001 Par Value, 50,000,000 Shares
   Authorized, 1,392,424 Shares Issued and Outstanding                      135

  Deferred Compensation                                                (137,195)

  Capital in Excess of Par Value                                      8,785,100

  Accumulated Deficit                                                (9,009,687)
                                                                    -----------
  Total Stockholders' (Deficit)                                        (361,647)
                                                                    -----------
  Total Liabilities and Stockholders' (Deficit)                     $ 1,942,095
                                                                    ===========


The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------


                                     Three months ended         Nine months ended
                                          March 31,                 March 31,
                                          ---------                 ---------
                                      1 9 9 9    1 9 9 8       1 9 9 9     1 9 9 8
                                      -------    -------       -------     -------

Revenues:
  Product Sales                     $  820,346  $  967,542  $ 1,877,917 $ 6,610,712
  Rental, Service and Other            122,379          --      315,510          --
                                    ----------  ----------  ----------- -----------

  Total Revenues                       942,725     967,542    2,193,427   6,610,712
                                    ----------  ----------  ----------- -----------

Cost and Expenses:
  Cost of Revenues - Product Sales     665,589   1,141,860    1,381,378   5,670,727
  Cost of Revenues, Rental, Service
   and Other                            23,189          --      112,467          --
  Selling, General and Administrative  563,891     726,171    1,556,749   2,480,601
                                     ---------  ----------  ----------- -----------

  Total Cost and Expenses            1,252,669   1,868,031    3,050,594   8,151,328
                                    ----------  ----------  ----------- -----------

  Operating (Loss)                    (309,944)   (900,489)    (857,167) (1,540,616)
                                    ----------  ----------  ----------- -----------

Other Income (Expense):
  Interest Expense                     (42,123)    (46,493)     (94,436)    (84,527)
  Interest Income                           --       6,042           24      27,635
  Miscellaneous Income                  26,258       5,342       61,474      33,369
                                    ----------  ----------  ----------- -----------

  Other Income (Expense) - Net         (15,865)    (35,109)     (32,938)    (23,523)
                                    ----------  ----------  ----------- -----------

  (Loss) Before Income Taxes, Minority
   Interest in Loss of Subsidiary and
   Extraordinary Items                (325,809)   (935,598)    (890,105) (1,564,139)

Provision for Income Taxes                  --          --           --          --

Minority Interest in Loss of Subsidiary     --     (40,473)          --      32,265
                                       -------  ----------  ----------- -----------

  (Loss) Before Extraordinary Items   (325,809)   (895,125)    (890,105) (1,531,874)

Extraordinary Items:
  Gain from Forfeited Deposit (Net of
   Income Taxes of $-0-)                    --      50,000           --      50,000
  Gain from Extinguishment of Debt
   (Net of Income Taxes of $-0-)        19,107          --       54,671      98,226
                                    ----------  ----------  ----------- -----------

  Net (Loss)                        $ (306,702) $ (845,125) $  (835,434)$(1,383,648)
                                    ==========  ==========  =========== ===========

Income (Loss) Per Share:
  Loss Before Extraordinary Item    $     (.24) $     (.66) $      (.66)$     (1.13)
  Extraordinary Item                       .01         .04          .04         .11
                                    ----------  ----------  ----------- -----------

  Net (Loss) Per Share              $     (.23) $     (.62) $      (.62)$     (1.02)
                                    ==========  ==========  =========== ===========

  Weighted Average Common Shares
   Outstanding                       1,352,424   1,352,424    1,352,424   1,352,424
                                    ==========  ==========  =========== ===========

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------


                                                            Nine months ended
                                                                March 31,
                                                          1 9 9 9      1 9 9 8
                                                          -------      -------
Operating Activities:
  Net Loss                                             $ (835,434)  $(1,383,648)
  Adjustments to Reconcile Net Loss to Net Cash
   (Used for) Operating Activities:
   Depreciation and Amortization                          363,576       253,807
   Provisions for Losses on Accounts Receivable           (82,472)      (48,544)
   Provisions for Losses on Inventory                      39,993      (114,482)
   Minority Interest in Consolidated Subsidiary                --       (32,265)
   Gain from Extinguished Debt                                 --       (98,226)

  Changes in Assets and Liabilities:
   Accounts Receivable                                    219,295       843,488
   Inventory                                              140,821       163,232
   Other Current Assets                                    66,787        17,792
   Accounts Payable                                       (91,280)     (341,521)
   Accrued Payroll and Related Liabilities                146,023       (42,132)
   Other Current Liabilities                                7,196       (50,030)
                                                       ----------   -----------

  Net Cash - Operating Activities                         (25,495)     (832,529)
                                                       ----------   -----------

Investing Activities:
  Purchases of Property and Equipment                      (5,385)     (521,307)
  Proceeds from Sale of Property and Equipment            546,524            --
  Other                                                        --      (300,039)
                                                       ----------   -----------

  Net Cash - Investing Activities                         541,139      (821,346)
                                                       ----------   -----------

Financing Activities:
  Net Decrease in Notes Payable                                --      (127,212)
  Principal Payments on Long-Term Debt                   (592,374)     (232,243)
  Proceeds from Long-Term Debt                            117,000       750,000
                                                       ----------   -----------

  Net Cash - Financing Activities                        (475,374)      390,545
                                                       ----------   -----------

  Increase (Decrease) in Cash and Cash Equivalents         40,270    (1,263,330)

Cash and Cash Equivalents - Beginning of Periods           36,580     1,500,540
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $   76,850   $   237,210
                                                       ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for Interest                               $   94,436   $    84,527
  Cash Paid for Income Taxes                           $       --   $     3,910

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  Reclassification of Accounts Payable to/from Other Liabilities to
   Reflect Negotiated Payment Terms                    $       --   $  (150,000)
  Transfer of Inventory Items to/from Rental Equipment $ (104,598)  $   (33,007)
  Trade of Property Held for Sale for Notes Payable    $  350,951   $        --


The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
------------------------------------------------------------------------------




(1) Significant Accounting Policies

Significant accounting policies of Computer Marketplace Inc and Subsidiaries (the "Company") are set forth in the Company's Form 10-KSB for year ended June 30, 1998, as filed with the securities and Exchange Commission.

(2) Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals necessary for a fair presentation of the consolidated financial position of the company as of March 31, 1999, and 1998, the consolidated results of its operations for the three and nine months ending March 31, 1999 and 1998 and its cash flows for the three and nine months ending March 31, 1999 and 1998. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended March 31, 1999 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1998.

(3) Extraordinary Items

In January,  1999,  Motorola agreed to dismiss all claims pertaining to Motorola
v. Computer Marketplace, Inc., relieving the Company of an outstanding balance of $35,564. During the three months ended March 31, 1999, the Company negotiated settlement terms of certain accounts payable, resulting in a gain of $19,107. During the nine months ended March 31, 1998, the Company negotiated payment terms of certain accounts payable, resulting in a gain of $98,226. There was no income tax effect on these transactions.

(4) Authorized Shares

In March, 1999, the Company authorized the issuance of 20,000 shares of the Company's Common Stock, to each of the two directors, Joseph Achten and Thomas Evans, in exchange for services rendered as directors of the Company.

(5) Subsequent Events

On April 23, 1999, the Company acquired all of the issued and outstanding capital stock of E-Taxi, Inc. in a business combination intended to be accounted for as a "reverse acquisition." As consideration for 9,074,000 shares of the E-Taxi's common stock and 400,000 shares of the E-Taxi's Series A Preferred Stock, the Company issued an aggregate of 9,074,000 shares of the Company's common stock, par value $.0001 per share (the "Common Shares"), and 400,000 shares of the Company's Series A Preferred Stock, par value $.0001 per share (the "Preferred Shares"). For accounting purposes, E-Taxi is deemed to be the acquirer, and the Company is deemed to be acquired, under the purchase method of accounting.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
(UNAUDITED)
------------------------------------------------------------------------------



(5) Subsequent Events (Continued)

As of April 23, 1999,  (i) E-Taxi is a wholly owned  subsidiary  of the Company,
(ii) the stockholders of E-Taxi are the beneficial owners of (a) the Common Shares, or 81.8% of the shares of Company's common stock outstanding, and (b) the Preferred Shares, or 100% of the shares of Company's preferred stock outstanding, and (iii) two of the four existing members of the Company's Board of Directors resigned and Robert M. Wallace of E-Taxi was appointed as Chairman of the Board of Directors. As of April 23, 1999, Mr. Wallace beneficially owns 6,426,500 shares of the Company's common stock, or 51.0% of the shares outstanding, which includes (i) 24,000 shares of the Company's Series A Preferred Stock held by Gateway Advisors, Inc., a company owned and controlled by Mr. Wallace, (ii) 102,800 shares of Common Stock owned by the Gateway Advisors Profit Sharing Plan, and (iii) 1,500,000 shares of Common Stock issuable upon the exercise of a Common Stock Purchase Warrant owned by Gateway Advisors. L. Wayne Kiley will remain as the Company's Chief Executive Officer,
President and Chief Accounting Officer until the Company hires suitable replacements which the Company expects to occur in the near future. The Company also granted to each of the former holders of E-Taxi capital stock the right to have the Common Shares and the shares of Common Stock issuable upon conversion of the Preferred Shares included in the next registration statement filed by the Company with the Securities and Exchange Commission (other than on a Form S-4 or Form S-8), subject to certain limitations and restrictions.

The number of shares constituting the Series A Preferred Stock is 400,000, $.0001 par value per share, all of which were issued to the former holders of Series A Preferred Stock of E-Taxi. Each share of Series A Preferred Stock is convertible, at the option of the holder, at any time into four (4) shares of Common Stock, subject to adjustment. The shares of Series A Preferred Stock are also automatically converted into shares of Common Stock in the event that the closing price for the shares of Common Stock equals or exceeds $3.75 per share for three (3) consecutive trading days. As of the close of business on April 28, 1999, the shares of Common Stock had a closing price of greater than $3.75 per share for more than three (3) consecutive days, and therefore, as of May 3, 1999, the Preferred Shares were automatically converted into 1,600,000 shares of Common Stock.

Immediately prior to the closing of the E-Taxi Acquisition, E-Taxi closed (i) a private offering of its shares of preferred stock and common stock raising an aggregate of approximately $1,400,000 therefrom and (ii) on the acquisition of all of the outstanding limited liability company interests of TechStore LLC, a California limited liability company. As of March 31, 1999 Gateway Advisors, Inc., Bejan Aminifard, Mosen Aminifard and Derek Wall entered into a Contribution Agreement, pursuant to which each of the owners of TechStore contributed their ownership interest in TechStore to E-Taxi in exchange for shares of Common Stock and Preferred Stock of the Company.

As of April 15, 1999, E-Taxi entered into letters of intent with all of the outstanding shareholders of SSPS, Inc., a California corporation ("SSPS"), pursuant to which E-Taxi has agreed to purchase, and the shareholders of SSPS have agreed to sell, 14,706 shares of the capital stock of SSPS, Inc. or approximately 89.9% of the shares of SSPS capital stock outstanding. The letters of intent are non-binding and subject to the satisfaction of certain conditions, including the execution and delivery of a definitive purchase agreement.

As of April 9, 1999, the Company and Gateway Advisors, Inc., a company owned and controlled by Robert M. Wallace (the Company's current Chairman of the Board), entered into a Financial Advisory Agreement, pursuant to which Gateway Advisors, Inc. agreed to provide certain business development and financial advisory services for a period of two (2) years in exchange for the issuance by the Company of 1,500,000 Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one (1) share of the Company's Common Stock at an exercise price of $2.50 per share until April 8, 2000.

COMPUTER MARKETPLACE(R), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
(UNAUDITED)
------------------------------------------------------------------------------



(5) Subsequent Events (Continued)

As of April 9, 1999, the Company and each of the holders of 1,500,000 Class D Common Stock Purchase Warrants entered into a Settlement Agreement, pursuant to which the Company issued 375,000 shares of the Company's Common Stock in exchange for (i) the cancellation of all Class D Common Stock Purchase Warrants,
(ii) the surrender and transfer to the Company of an aggregate of 500,000 shares of Common Stock of Medical Marketplace, Inc. (a majority owned subsidiary of the Company), and (iii) a general release, releasing the Company from all liabilities. In addition, as of April 9, 1999, the Company and Victoria Holdings, Inc., the Company's former financial advisor, entered into a Settlement Agreement, pursuant to which the Company issued 250,000 shares of the Company's Common Stock in exchange for (i) the cancellation of Options exercisable for 1,000,000 shares of the Company's Common Stock at an exercise price of $1.00 per share, and (ii) a general release, releasing the Company from all liabilities. As part of the foregoing Settlement Agreements, the Company agreed to include the shares issued in connection therewith in the next registration statement filed by the Company with the Securities and Exchange Commission (other than on a Form S-4 or Form S-8), subject to certain limitations and restrictions.

As of April 9, 1999, the Company entered into an Agreement with L. Wayne Kiley, the Company's President, Chief Executive Officer and at that time Chairman of the Board, pursuant to which Mr. Kiley waived (i) his rights to accrued and unpaid salary in the amount of $279,423 (ii) all of his rights under his employment agreement with the Company, including without limitation, all future compensation, and (iii) on behalf of Quality Associates, Inc. (a company owned and controlled by Mr. Kiley) its rights to accrued and unpaid rent with respect to the Company's executive offices, in the amount of $53,536. In exchange for the foregoing, the Company reduced the exercise price of (a) 661,667 options held by Mr. Kiley from $1.00 to $.60 per share and (b) 29,167 options held by Mr. Kiley from $1.68 to $.60 per share. In addition, the Company agreed to include the shares issuable upon the exercise of such options as well as certain other options issued to management and certain consultants under a Registration Statement on Form S-8 to be filed with the Commission in the near future.

In April of 1999, Joe Achten, a member of the Company's Board of Directors, loaned the Company $50,000 in exchange for a Promissory Note due by April 2000, in the principal amount of $50,000 and the issuance of options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.50.

                      .   .   .   .   .   .   .   .   .   .

PART 2.   MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in this Quarterly Report and in the audited Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10- KSB for the fiscal year ended June 30, 1998.

Statements in this report that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "experts, "intends," "anticipates" or "plans" to be uncertain forward-looking statements. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Total revenues for the three months ended March 31, 1999 were $942,725 compared to $967,542 for the three months ended March 31, 1998. This represents a decrease of $24,817 or 3%.

Revenues from product sales for the three months ended March 31, 1999 totaled $820,346 resulting in a $147,196 or 15% decrease compared to $967,542 for the three months ended March 31, 1998. Revenues from rental, service and other for the three months ended March 31, 1999, were $122,379, a 100% increase compared to no revenue for the three months ended March 31, 1998. The increase in rental revenue reflects increased rental activity by Medical Marketplace.

Revenues from computer product sales and rentals were $52,509 for the three months ended March 31, 1999 and $663,941 for the three months ended March 31, 1998. The sales decrease resulted from a substantially diminished sales staff and reflects the Company's desire to reduce it's expenses and refocus its computer business.

Medical product sales and rentals contributed $890,216 in revenues for the three months ended March 31, 1999, compared to $303,602 for the three months ended March 31, 1998. The current quarter's results represents a $580,572 or 287% increase in revenues over the same period in 1998.

Total aggregate cost of revenues for the three months ended March 31, 1999 and 1998 were $688,778 or 73% of revenues and $1,141,860 for 117% of revenues, respectively.

Cost of revenues for computer products were $31,926 or 61% of revenues and $599,594 or 90% of revenues for the three months ended March 31, 1999 and 1998, respectively. The decrease in cost of revenues as a percentage of sales is due to the sale of low cost inventory.

Cost of revenues for medical products were $656,852 or 74% of revenues and $542,266 or 175% of revenues, (the result of unexpected costs on previous projects,) for the three months ended March 31, 1999 and 1998, respectively. The decrease in the cost of revenues primarily has to do with an increase in the volume of medical equipment leases, and the low costs realized through the leasing activity.

Total selling, general, and administrative (SG & A) expenses for the three months ended March 31, 1999 and 1998 were $563,891 or 60% of revenues and $726,171 or 75% of revenues, respectively. The aggregate decrease in SG&A expenses from the prior period was $162,280.

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



SG&A expenses attributed to computer products were $340,826 or 649% of revenues and $437,346 or 66% of revenues for the three months ended March 31, 1999 and 1998, respectively. The decrease in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease previously mentioned. The aggregate decrease in SG&A expenses from the prior period was $ 96,520 directly reflecting the extent of cut backs in the third quarter.

SG&A expenses attributed to medical products were $223,065 or 25% of revenues and $288,825 or 93% of revenues for the three months ended March 31, 1999 and 1998, respectively. The $65,760 aggregate decrease in SG&A expenses resulted from lower salary expenses because of extensive personnel reductions at Medical Marketplace.

Total operating (loss) was ($309,944) and ($900,489) for the three months ended March 31, 1999 and 1998, respectively. This $590,545 favorable change was a result of reduced costs and the business conditions described herein.

Operating (loss) for computer products was ($320,243) and ($373,000) for the three months ended March 31, 1999 and 1998, respectively. This $52,757 favorable change is a result of reduced expenses and reflects the Company's efforts to wind down the computer business.

Operating profit/(loss) for medical products and rentals was $10,299 and ($527,489) for the three months ended March 31, 1999 and 1998, respectively. This $537,788 favorable change is due to increased sales and leasing activity and reduced personnel expense.

Interest expense for the three months ended March 31, 1999, was $42,123 compared to $46,493 for the three months ended March 31, 1998.

The Company's consolidated net (loss) ($306,702) or ($.23) per share for the three months ended March 31, 1999, versus ($845,125) or ($.62) per share for the three months ended March 31, 1998. The net profit was a result of the business conditions described herein.

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998

Total revenues for the nine months ended March 31, 1999 were $2,193,427 compared to $6,610,712 for the nine months ended March 31, 1998. This represents a decrease of $4,417,285 or 67%.

Revenues from product sales for the nine months ended March 31, 1999 totaled $1,877,918 resulting in a $4,732,794 or 72% decrease compared to $6,610,712 for the nine months ended March 31, 1998. Revenues from rental, service and other for the nine months ended March 31, 1999, were $315,510, a 100% increase compared to no revenue for the nine months ended March 31, 1998. The increase in rental revenue reflects increased rental activity by Medical Marketplace.

Revenues from computer product sales and rentals were $202,806 for the nine months ended March 31, 1999 and $3,129,606 for the nine months ended March 31, 1998. The sales decrease resulted from a substantially diminished sales staff and reflects the company's desire to reduce it's expenses and wind down its computer business.

Medical product sales and rentals contributed $1,990,621 in revenues for the nine months ended March 31, 1999, compared to $3,481,106 for the nine months ended March 31, 1998. This represents a $1,490,485 or 43% decrease in revenues over the same period in 1998. The decrease in medical product sales is attributed directly to Medical Marketplace's inability to fund new purchases.

Total aggregate cost of revenues for the nine months ended March 31, 1999 and 1998 were $1,493,847 or 68% of revenues and $5,670,727 or 87% of revenues, respectively.

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Cost of revenues for computer products were $125,450 or 62% of revenues and $2,672,084 or 85% of revenues for the nine months ended March 31, 1999 and 1998, respectively. The decrease in cost of revenue as a percentage of sales is due to the sale of previously devalued inventory.

Cost of revenues for medical products were $1,368,397 or 69% of revenues and $2,998,643 or 86% of revenues for the nine months ended March 31, 1999 and 1998, respectively. The 17% decrease in the cost of revenues primarily has to do with an increase in the volume of medical equipment leases, and the low costs realized through the leasing activity.

Total selling, general, and administrative (SG & A) expenses for the nine months ended March 31, 1999 and 1998 were $1,556,749 or 71% of revenues and $2,480,601 or 37% of revenues, respectively. The aggregate decrease in SG&A expenses from the prior period was $923,852.

SG&A expenses attributed to computer products were $866,250 or 427% of revenues and $1,551,106 or 50% of revenues for the nine months ended March 31, 1999, and 1998, respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease previously mentioned. The aggregate decrease in SG&A expenses from the prior period was $684,856, directly reflecting the extent of cut backs in the nine month period.

SG&A expenses attributed to medical products were $690,499 or 35% of revenues and $929,495 or 27% of revenues for the nine months ended March 31, 1999 and 1998, respectively. The increase in SG&A expenses as a percentage of revenues is due primarily to the sales volume decrease. The aggregate decrease in SG&A expenses from the prior period was $238,996, directly reflecting the extent of cut backs in the nine month period.

Total operating loss was ($857,167) and ($1,540,616) for the nine months ended March 31, 1999, and 1998, respectively. This $683,449 favorable change was a result of reduced costs and the business conditions described herein.

Operating loss for computer products was ($788,894) and ($1,093,584) for the nine months ended March 31, 1999, and 1998, respectively. This $419,172 favorable change is a result of reduced expenses and reflects the Company's efforts to wind down the computer business.

Operating loss for medical products and rentals was ($68,275) and ($447,032) for the nine months ended March 31, 1999 and 1998, respectively and reflects the Company's reduced sales and difficulty in funding new purchases.

Interest expense for the nine months ended March 31, 1999, was $94,436 compared to $84,527 for the nine months ended March 31, 1998. The increase of $9,909 is due to financed purchases of medical rental equipment.

The Company's consolidated net loss was ($835,434) or ($.62) per share for the nine months ended March 31, 1999, versus ($1,383,648) or ($1.02) per share for the nine months ended March 31, 1998. The net loss was a result of the business conditions described herein.

Variability of  Periodic Results and Seasonality

Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period, however, management does not see any seasonality or predictability to these fluctuations.

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources

The Company has historically financed its growth and cash needs primarily through borrowings and cash generated from operations. The funds received through the initial public offering in June 1993, in the amount of approximately $6.6 million enabled the Company to eliminate most of its long term debt at that time. The Company had negative working capital of ($1,592,055) at March 31, 1999. Negative working capital at March 31, 1998 was ($34,004).

During the nine months ended March 31, 1999, the Company used the June 30, 1998 available cash and vendor extended credit in order to fund the operations of the Company.

New Millennium Leasing, Inc. ("NMLI"), was formed as a subsidiary of Medical Marketplace, in early 1998. The primary focus of NMLI was to provide leasing for a majority of the sales generated by its parent, Medical Marketplace, Inc.
("MMP"). In so doing, NMLI will add incremental revenue and net income by discounting those leases on a non recourse basis to lenders who buy leases in this manner.

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

In January of 1999, Joe Achten, a member of the Company's Board of Directors, loaned the Company $50,000 in exchange for a Promissory Note due by January 2000, in the principal amount of $50,000 and the issuance of options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.50. In January 1999, L. Wayne Kiley, the Company's President and Chief Executive Officer, loaned the Company an additional $10,000 in exchange for a Promissory
Note in principal amount of $10,000.

In April of 1999, Joe Achten, a member of the Company's Board of Directors, loaned the Company $50,000 in exchange for a Promissory Note due by April 2000, in the principal amount of $50,000 and the issuance of options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.50.

In March, 1999, the Company authorized 40,000 shares of Computer Marketplace, Inc. Common Stock, to two directors, Joe Achten and Tom Evans (20,000 each,) in exchange for their services and in payment of their 1998 Directors fees.

On January 26, 1999, Motorola and the Company agreed mutually to dismiss all claims pertaining to Motorola v. Computer Marketplace, Inc., reducing the Company's current liabilities by $35,564.

On April 23, 1999, the Company acquired all of the issued and outstanding capital stock of E-Taxi in a business combination intended to be accounted for as a "reverse acquisition." As consideration for 9,074,000 shares of the E-Taxi's common stock and 400,000 shares of the E-Taxi's Series A Preferred Stock, the Company issued an aggregate of 9,074,000 shares of the Company's common stock, par value $.0001 per share, and 400,000 shares of the Company's Series A Preferred Stock, par value $.0001 per share. For accounting purposes, E-Taxi is deemed to be the acquirer, and the Company is deemed to be acquired, under the purchase method.

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



As of April 23, 1999,  (i) E-Taxi is a wholly owned  subsidiary  of the Company,
(ii) the stockholders of E-Taxi are the beneficial owners of (a) the Common Shares, or 81.8% of the shares of Company's common stock outstanding, and (b) the Preferred Shares, or 100% of the shares of Company's preferred stock outstanding, and (iii) two of the four existing members of the Company's Board of Directors resigned and Robert M. Wallace of E-Taxi was appointed as Chairman of the Board of Directors. As of April 23, 1999, Mr. Wallace beneficially owns 6,426,500 shares of the Company's common stock, or 51.0% of the shares outstanding, which includes (I) 24,000 shares of the Company's Series A Preferred Stock held by Gateway Advisors, Inc., a company owned and controlled by Mr. Wallace, (ii) 102,800 shares of Common Stock owned by the Gateway Advisors Profit Sharing Plan, and (iii) 1,500,000 shares of Common Stock issuable upon the exercise of a Common Stock Purchase Warrant owned by Gateway Advisors. L. Wayne Kiley will remain as the Company's Chief Executive Officer,
President and Chief Accounting Officer until the Company hires suitable replacements which the Company expects to occur in the near future. The Company also granted to each of the former holders of E-Taxi capital stock the right to have the Common Shares and the shares of Common Stock issuable upon conversion of the Preferred Shares included in the next registration statement filed by the Company with the Securities and Exchange Commission (other than on a Form S-4 or Form S-8), subject to certain limitations and restrictions.

The number of shares constituting the Series A Preferred Stock is 400,000, $.0001 par value per share, all of which were issued to the former holders of Series A Preferred Stock of E-Taxi. Each share of Series A Preferred Stock is convertible, at the option of the holder, at any time into four (4) shares of Common Stock, subject to adjustment. The shares of Series A Preferred Stock are also automatically converted into shares of Common Stock in the event that the closing price for the shares of Common Stock equals or exceeds $3.75 per share for three (3) consecutive trading days. As of the close of business on April 28, 1999, the shares of Common Stock had a closing price of greater than $3.75 per share for more than three (3) consecutive days, and therefore, as of May 3, 1999, the Preferred Shares were automatically converted into 1,600,000 shares of Common Stock.

Immediately prior to the closing of the E-Taxi Acquisition, E-Taxi closed (i) a private offering of its shares of preferred stock and common stock raising an aggregate of approximately $1,400,000 therefrom and (ii) on the acquisition of all of the outstanding limited liability company interests of TechStore LLC, a California limited liability company. As of March 31, 1999 Gateway Advisors, Inc., Bejan Aminifard, Mosen Aminifard and Derek Wall entered into a Contribution Agreement, pursuant to which each of the owners of TechStore contributed their ownership interest in TechStore to E-Taxi in exchange for shares of Common Stock and Preferred Stock of the Company.

As of April 15, 1999, E-Taxi entered into letters of intent with all of the outstanding shareholders of SSPS, Inc., a California corporation ("SSPS"), pursuant to which E-Taxi has agreed to purchase, and the shareholders of SSPS have agreed to sell, 14,706 shares of the capital stock of SSPS, Inc. or approximately 89.9% of the shares of SSPS capital stock outstanding. The letters of intent are non-binding and subject to the satisfaction of certain conditions, including the execution and delivery of a definitive purchase agreement.

As of April 9, 1999, the Company and Gateway Advisors, Inc., a company owned and controlled by Robert M. Wallace (the Company's current Chairman of the Board), entered into a Financial Advisory Agreement, pursuant to which Gateway Advisors, Inc. agreed to provide certain business development and financial advisory services for a period of two (2) years in exchange for the issuance by the Company of 1,500,000 Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one (1) share of the Company's Common Stock at an exercise price of $2.50 per share until April 8, 2000.

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


As of April 9, 1999, the Company and each of the holders of 1,500,000 Class D Common Stock Purchase Warrants entered into a Settlement Agreement, pursuant to which the Company issued 375,000 shares of the Company's Common Stock in exchange for (i) the cancellation of all Class D Common Stock Purchase Warrants,
(ii) the surrender and transfer to the Company of an aggregate of 500,000 shares of Common Stock of Medical Marketplace, Inc. (a majority owned subsidiary of the Company), and (iii) a general release, releasing the Company from all liabilities. In addition, as of April 9, 1999, the Company and Victoria Holdings, Inc., the Company's former financial advisor, entered into a Settlement Agreement, pursuant to which the Company issued 250,000 shares of the Company's Common Stock in exchange for (i) the cancellation of Options exercisable for 1,000,000 shares of the Company's Common Stock at an exercise price of $1.00 per share, and (ii) a general release, releasing the Company from all liabilities. As part of the foregoing Settlement Agreements, the Company agreed to include the shares issued in connection therewith in the next registration statement filed by the Company with the Securities and Exchange Commission (other than on a Form S-4 or Form S-8), subject to certain limitations and restrictions.

As of April 9, 1999, the Company entered into an Agreement with L. Wayne Kiley, the Company's President, Chief Executive Officer and at that time Chairman of the Board, pursuant to which Mr. Kiley waived (i) his rights to accrued and unpaid salary in the amount of $279,423 (ii) all of his rights under his employment agreement with the Company, including without limitation, all future compensation, and (iii) on behalf of Quality Associates, Inc. (a company owned and controlled by Mr. Kiley) its rights to accrued and unpaid rent with respect to the Company's executive offices, in the amount of $53,536. In exchange for the foregoing, the Company reduced the exercise price of (a) 661,667 options held by Mr. Kiley from $1.00 to $.60 per share and (b) 29,167 options held by Mr. Kiley from $1.68 to $.60 per share. In addition, the Company agreed to include the shares issuable upon the exercise of such options as well as certain other options issued to management and certain consultants under a Registration Statement on Form S-8 to be filed with the Commission in the near future.

In April of 1999, Joe Achten, a member of the Company's Board of Directors, loaned the Company $50,000 in exchange for a Promissory Note due by April 2000, in the principal amount of $50,000 and the issuance of options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.50.

Year 2000

The Company has addressed the Year 2000 issue by converting its existing accounting and sales software to a new software that is in compliance with the Year 2000 requirements. The new software took effect July 1, 1998 and its cost was fully absorbed in the year ended June 30, 1998. It is believed that no third party relationship would cause any material impact on the Company as a result of the Year 2000 problem.

COMPUTER MARKETPLACE, INC. AND SUBSIDIARIES
PART II  OTHER INFORMATION
------------------------------------------------------------------------------




Item 1.   Legal Proceedings

         In January, 1999, Motorola agreed to dismiss all claims pertaining to Motorola v. Computer Marketplace, Inc., relieving the Company of an outstanding balance of $35,564. During the three months ended March 31, 1999, the Company negotiated settlement terms of certain accounts payable, resulting in a gain of $19,107. During the nine months ended March 31, 1998, the Company negotiated payment terms of certain accounts payable, resulting in a gain of $98,226. There was no income tax effect on these transactions.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits as required by item 601 of regulation S-K:

     None required

(b)  Reports on Form 8-K

     None

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COMPUTER MARKETPLACE, INC.




Date:  May 21, 1999                By:  /s/ L. Wayne Kiley
                                        ------------------------------
                                       L. Wayne Kiley
                                       President, Chief Executive Officer and
                                       Chief Financial Officer

                                       Signing   on   behalf   of   the
                                       registrant   and  as   principal
                                       financial     and     accounting
                                       officer.