Form 10KSB
period 1999-06-30
EMARKETPLACE INC
filed 1999-10-13
CIK 900475

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1999.

[ ] Transition Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ________ to ________.

                           Commission File No. 0-22014

                               eMARKETPLACE, INC.
                      (formerly Computer Marketplace, Inc.)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      33-0558415
 ----------------------------------           ---------------------------------
 (State of or other jurisdiction of           (IRS Employer Identification No.)
   incorporation of organization)

 255 West Julian Street
 Suite 100
 San Jose, CA                                                    95110
 ---------------------                                        ----------
 (Address of Principal                                        (Zip Code)
 Executive Offices)

Registrant's telephone number, including area code:  (408) 295-6500

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $2,208,855.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 30, 1999, was approximately $36,208,676.

Number of shares outstanding of the Issuer's common stock, as of September 30, 1999, was 12,691,460.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                TABLE OF CONTENTS
                                                                            Page


DESCRIPTION OF BUSINESS........................................................1


DESCRIPTION OF PROPERTY.......................................................22


LEGAL PROCEEDINGS.............................................................23


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................23


MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........23


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.........................................................25


FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................31


CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE..........................................................31


DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.............................31


EXECUTIVE COMPENSATION........................................................32


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................36


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................37


EXHIBITS AND REPORTS ON FORM 8-K..............................................39

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Quality Associates, Inc., a California corporation, was incorporated in July 1983, and changed its name to Computer Marketplace in June 1987. In March 1993, Computer Marketplace changed its name to Computer Marketplace, Inc. and its state of incorporation from California to Delaware. On August 27, 1999, the Company changed its trading symbol on the OTC Bulletin Board from "MKPL" to "EMKT" in contemplation of its name change to eMarketplace, Inc. which was effected on September 17, 1999. eMarketplace and its subsidiaries shall be referred to as the "Company" in this Annual Report.

         In April 1999, by acquiring E-Taxi, Inc. ("E-Taxi") and its wholly-owned subsidiary, TechStore, LLC ("TechStore"), the Company adopted a new corporate strategy focused on developing, acquiring and operating Internet businesses. The Company is presently pursuing a business plan to become an Internet holding company engaged primarily in development and operation of a network of Internet properties ("Portfolio Companies") that provide content, commerce and online services to demographically-targeted audiences. Until April 1999, the Company was primarily engaged in the purchase and sale of new and used computer equipment, and through its Medical Marketplace, Inc. subsidiary, the purchase and sale of used medical equipment. However, the Company in April 1999 adopted a plan in conjunction with its new corporate strategy with the acquisition of E-Taxi and TechStore to divest its ownership interest in Medical Marketplace because the used medical equipment business no longer conformed to the Company's business strategy.

         RECENT DEVELOPMENTS

         Set forth below is a summary of the Company's significant developments since April 1999:

         As of April 9, 1999, the Company and Gateway Advisors, Inc. ("Gateway Advisors"), a company majority owned and controlled by Robert M. Wallace (the Company's current Chairman of the Board), entered into a Financial Advisory Agreement, pursuant to which Gateway Advisors agreed to provide certain business development and financial advisory services for a period of two (2) years in exchange for the issuance by the Company of 1,500,000 Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one (1) share of the Company's Common Stock at an exercise price of $2.50 per share until April 8, 2000.

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

         As of April 9, 1999 (and clarified as of October 12, 1999), the Company entered into an Agreement with L. Wayne Kiley, the Company's President, Chief Executive Officer and at that time Chairman of the Board, pursuant to which Mr. Kiley waived (i) his rights to accrued and unpaid salary in the amount of $314,135 (ii) all of his rights under his employment agreement with the Company, including without limitation, all future compensation, and (iii) on behalf of Quality Associates, Inc. (a company owned and controlled by Mr. Kiley), its rights to accrued and unpaid rent with respect to the Company's executive offices, in the amount of $64,536. In exchange for the foregoing, the Company reduced the exercise price of (a) 661,667 options held by Mr. Kiley from $1.00 to $.60 per share and (b) 29,167 options held by Mr. Kiley from $1.68 to $.60 per share. In addition, the Company agreed to include the shares issuable upon the exercise of such options as well as certain other options issued to management and certain consultants under a Registration Statement on Form S-8 to be filed with the Commission in the near future.

         As of April 21, 1999, the Company and each of the stockholders of E-Taxi entered into a Stock Purchase Agreement, pursuant to which the Company acquired all of the issued and outstanding capital stock of E-Taxi (the "E-Taxi Acquisition") on April 23, 1999 (the "Closing Date") in a business combination accounted for a reverse acquisition for accounting purposes. See Notes 1 and 3 of the Notes to the Company's Consolidated Financial Statements. As consideration for 9,074,000 shares of the E-Taxi's common stock and 400,000 shares of the E-Taxi's Series A Preferred Stock, the Company issued an aggregate of 9,074,000 shares of the Company's common stock, par value $.0001 per share (the "Common Shares"), and 400,000 shares of the Company's Series A Preferred Stock, par value $.0001 per share (the "Preferred Shares").

         As a result of the E-Taxi Acquisition, (i) E-Taxi became a wholly-owned subsidiary of the Company, (ii) the stockholders of E-Taxi became the beneficial owners of (a) the Common Shares, or 81.8% of the shares of Company's common stock outstanding, and (b) the Preferred Shares, or 100% of the shares of Company's preferred stock outstanding, and (iii) two of the four existing members of the Company's Board of Directors resigned and Robert M. Wallace was appointed as Chairman of the Board of Directors. L. Wayne Kiley and Thomas Evans remain as directors of the Company. Mr. Kiley will remain as the Company's Chief Executive Officer, President and Chief Accounting Officer until the Company hires suitable replacements which the Company expects to occur in the near future. The Company has also granted to each of the former holders of E-Taxi capital stock the right to have the Common Shares and the shares of Common Stock issuable upon conversion of the Preferred Shares included in the next registration statement filed by the Company with the Securities and Exchange Commission (other than on a Form S-4 or Form S-8), subject to certain limitations and restrictions. The number of shares constituting the Series A Preferred Stock is 400,000, $.0001 par value per share, all of which were issued to the former holders of Series A Preferred Stock of E-Taxi. As of the close of business on April 28, 1999, the shares of Common Stock had a closing price of greater than $3.75 per share for more than three (3) consecutive days, and based upon the terms of the Preferred Shares, as of May 3, 1999, the Preferred Shares were automatically converted into 1,600,000 shares of Common Stock.

         E-Taxi was incorporated in April 1998 to develop a vertical Internet portal for the small office, home office ("SOHO") market. Immediately prior to the closing of the E-Taxi Acquisition, E-Taxi closed (i) a private offering of its shares of preferred stock and common stock raising an aggregate of approximately $1,400,000 therefrom and (ii) on the acquisition of all of the outstanding limited liability company interests of TechStore LLC, a California limited liability company ("TechStore"). As of March 31, 1999, Gateway Advisors, Inc., Bejan Aminifard, Mosen Aminifard and Derek Wall entered into a Contribution Agreement, pursuant to which each of the owners of TechStore contributed his ownership interest in TechStore, or rights to acquire ownership interests in TechStore to E-Taxi in exchange for shares of Common Stock and Preferred Stock of E-Taxi. Since its incorporation in March 1998, TechStore has been engaged in the business of selling computer hardware and software as well as consumer electronics products through its world wide web site, http://www.techstore.com. Through the acquisition of E-Taxi and TechStore, and additional planned acquisitions, joint ventures and other combined marketing efforts, the Company intends to provide products, services and information specifically tailored to the needs of the SOHO community.

         As of June 14, 1999, E-Taxi entered into (i) a Stock Purchase Agreement (the "Stock Purchase Agreement") with all of the shareholders of SSPS, Inc., a California corporation ("SSPS"), pursuant to which E-Taxi has agreed to purchase, and the shareholders of SSPS have agreed to sell, approximately 94.6% of the outstanding shares of capital stock of SSPS, and (ii) a Membership Interest Purchase Agreement with all of the members of Impact Team International, LLC, a California limited liability company and an affiliate of SSPS ("Impact"), pursuant to which E-Taxi has agreed to purchase, and the members of Impact have agreed to sell, all of the outstanding membership interests of Impact. SSPS, and its operating divisions TRISTEP, GIG2GIG.COM, and IT WORLDNET.COM, and Impact, provide short term and long term temporary workforce solutions primarily to rapidly growing technology firms.

         The closing of the transactions contemplated by the Stock Purchase Agreement and the Membership Interest Purchase Agreement (the "Closing") are subject to the satisfaction of certain conditions, including without limitation, the execution and delivery of employment agreements with certain members of the senior management team of SSPS, the release of a principal stockholder of SSPS of his guaranty of certain indebtedness of SSPS, the waiver of certain rights of first refusal to purchase the shares of SSPS capital stock owned by a principal stockholder, the termination and release of certain obligations of SSPS under existing employment agreements and other customary conditions to closing. At the Closing, the Company will issue approximately 2.9 million shares of it's Common Stock and pay cash and notes of approximately $1.5 million for SSPS. The Company has also agreed to provide the sellers of the SSPS shares and the Impact interests with demand and piggyback registration rights. It is presently anticipated that the Company's acquisition of SSPS and Impact will occur during October 1999.

         On July 16, 1999, the Company commenced a private offering (the "Offering") of up to 1,200,000 shares of its Common Stock (each a "Share" and collectively the "Shares"). The Offering is being conducted under the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act and the provisions of Rule 506 of Regulation D. Sales of the Shares will be made only to "accredited investors," as such term is defined in Rule 501(a) under the Act. The Shares are being offered at a purchase price of $3.875 per share and on a "best efforts all or none" basis with respect to the first 400,000 Shares (the "Minimum Offering"), and on a "best efforts" basis thereafter with respect to the remaining 800,000 Shares (the "Maximum Offering"). The Offering was originally scheduled to terminate on August 30, 1999, but has been extended at the option of the Company. Subscriptions for less than 20,000 Shares (or $77,550) may be accepted at the discretion of the Company. Upon completion of the Minimum Offering and the Maximum Offering, the Company expects to receive gross proceeds of approximately $1,550,000 and $4,650,000, respectively, before deducting commissions (placement agent) and expenses of the Offering (consisting of accounting and legal fees, "blue sky" fees and other related expenses). On October 8, 1999, the Company conducted an interim closing receiving gross proceeds of $2,883,872 from the sale of 744,225 shares of Common Stock. The proceeds of the Offering will be used to fund the acquisition of SSPS and Impact and the working capital needs of the Company..

         In August 1999, TopTeam, Inc., a newly formed subsidiary of the Company ("TopTeam") entered into letters of intent with Full Moon Interactive Group, Inc. and Orrell Communications, Inc., and in September, 1999, TopTeam entered into letters of intent with Paradigm 3 Marketing, De Vries Data Systems, Inc., Image Network and Muccino Design Group, Inc. Under the letters of intent, it is contemplated that together the Company and Top Team will acquire all of the outstanding capital stock of these interactive architect companies (the "TopTeam Candidates") in exchange for the issuance of shares of common stock of both the Company and Top Team. The closing of each of the proposed transactions is subject to the completion of legal, business and accounting due diligence and the execution and delivery of definitive acquisition agreements. In connection with the acquisition of the TopTeam Candidates, the Company also anticipates capitalizing TopTeam with approximately $1.5 million in cash.

HISTORICAL INFORMATION

         Since the Company has been unprofitable since the fiscal year ended June 1994, management implemented substantial measures to address its financial difficulties. The Board of Directors, after having considered numerous alternatives, concluded that the Company must significantly reduce its expenses in order to decrease the Company's net losses. Therefore, during the Company's fiscal year ended June 30, 1997, the Company embarked upon a cost cutting plan by reducing its workforce, closing unprofitable locations and discontinuing under performing product lines. Specifically, the Company (i) closed all of its branch offices and (ii) reduced the number of employees from a high of ninety six (96) in September 1995 to twenty four (24) full-time and five (5) part-time as of September 30, 1997. Despite implementing this business reorganization strategy, the Company failed to regain profitability during the fiscal year ended June 30, 1998. As a result, the Company determined to reduce further its existing computer equipment business and in April 1999 adopted a plan to divest Medical Marketplace, Inc., the Company's subsidiary engaged in the sale and lease of used medical equipment.

         During the past fiscal year, the Company has further reduced the size and scope of its computer equipment business. The Company believes that because of significant changes in the computer industry, the market is more competitive and opportunities to engage in certain business are no longer available. The increase in the importance and dominance of personal computers (with relatively low sales prices) and the reduced usage of mid-sized computer systems has severely reduced the Company's business in the RISC 6000 and AS400 mid-range systems. Further, the Company has seen major OEM manufacturers (such as, IBM, and Digital Equipment Corporation) enter into the reselling business. As a consequence, the Company actively pursued acquiring an alternative business and/or assets resulting in the E-Taxi Acquisition in April 1999.

         In March of 1994, Computer Marketplace(R) formed Medical Marketplace, Inc. ("Medical Marketplace") as a wholly owned subsidiary to engage in worldwide distribution of used medical equipment to health care providers. Medical Marketplace has bought and resold a wide variety of medical equipment including Magnetic Resonance Imaging ("MRI"), Computed Tomography Scanners ("CT") and Ultrasound equipment. In addition, Medical Marketplace provides customers with consulting services related to equipment acquisition, equipment layout and facility design. Medical Marketplace also had a small rental program which provides new equipment and contract service with mobile MRI and CT equipment. Medical Marketplace conducts its primary distribution operations from its main office in Apple Valley, California. Since the Company has adopted a new strategic plan regarding its development, acquisition and operation of Internet businesses, the Company decided to accelerate its efforts to divest its ownership of Medical Marketplace. On October 12, 1999, the Company entered into a Stock Purchase Agreement with two employees (together, the "Buyers") of Medical Marketplace, pursuant to which the Company has agreed to sell, and the Buyers have agreed to purchase for cash and promissory notes in the amount of $65,000 all of the issued and outstanding capital stock of Medical Marketplace. The closing of the transaction will be effected as of June 30, 1999 for accounting purposes.

THE eMARKETPLACE STRATEGY

         The Company is pursuing a business plan to become an Internet holding company engaged primarily in development and operation of a network of Internet properties ("Portfolio Companies") that provide content, commerce and online services to demographically-targeted audiences. The Company believes that highly targeted audience profiles of our Portfolio Companies may make them valuable for advertisers, retailers and service providers who are increasingly allocating marketing resources to target markets online. The Company's strategy is to develop and promote synergistic business relationships among the Portfolio Companies, and to provide numerous operational and management services. These services include active strategic direction, operating guidance, merger and acquisition assistance, board and management recruitment, and innovative financing.

DEVELOP PREMIER NARROWCAST DESTINATION SITES

         Responding to market opportunities, our goal is to become a premier Internet "Studio" for timely development of Internet media properties. Through acquisitions and investments, the Company intends to develop a series of valuable, narrowcast destination sites in major segments of the economy.

         The Company's programming strategy is to establish destination sites to attract affinity audiences of demographically valuable users, and serve them with premier advertisers, sponsors and electronic commerce partners. Due to the high-value demographics of our audiences, believes that it will attract premier Internet advertisers at higher a cost per thousand impressions (CPM) than is paid to portals and other Internet destinations. Our sales strategy is to develop context-driven, long-term relationships with leading corporate sponsors. These sponsorships may go beyond banner advertising to focus on the advertiser's broader marketing objectives. Exclusive category opportunities will be offered to certain sponsors within the context of each site's audience. For example, a Small Office Home Office (SOHO) site will offer opportunities for exclusive relationships for insurance, benefits, financial services and other relationships.

         For electronic commerce, we hope to develop strategic arrangements with premier online retailers and service providers whose goods and services tie closely to specific areas of content within the sites of our Portfolio Companies. Each Portfolio Company site will have its own opportunities for electronic commerce tie-ins. Sponsorship fees and revenue sharing arrangements will be established in return for a measure of exclusivity in the sponsor's industry and market segments.

PROVIDE STRATEGIC GUIDANCE AND SUPPORT, AND PROMOTE COLLABORATION

         Responding to market challenges, our operating strategy is to work with our Portfolio Companies to actively develop their business strategies, operations and management teams, and to establish a collaborative network that leverages their collective strengths and strategic relationships. We will provide strategic guidance to Portfolio Companies regarding market positioning, business model development and market trends. In addition, our Portfolio

Companies  who  provide  Internet   Architecture,   Human  Resources  and  other
Administrative services will be engaged to accelerate the new Portfolio Company's development and relieve them of certain day-to-day management and operational issues.

         We intend to assist our Portfolio Companies by providing access to companies and individuals who serve them in the following areas:

  -      Recruiting, Staffing and Human Resource Management Support
  -      Web Strategy, Development and Site Hosting
  -      Information Technology and Electronic Commerce
  -      Finance and Administration
  -      Business Development and Strategic Relationships

         The collaboration of our Portfolio Companies is the result of our role as the hub of our network. Through the network we identify prospective alliances, assist in strategic planning and monitor the ongoing relationships among our Portfolio Companies. We encourage and regulate the information flow among our Portfolio Companies. We also control the information flow by determining the composition of the network. If we believe that a Portfolio Company is not contributing to our network or has lost its strategic importance to the network, we may sell our interest in that Portfolio Company.

PORTFOLIO COMPANY CRITERIA

         Portfolio acquisition and investment opportunities will be assessed with these factors:

  - AUDIENCE DEMOGRAPHIC. We will assess companies that we believe have the content, products, services and skills to attract a valuable narrowcast audience.
  - MANAGEMENT QUALITY. We will assess management's overall quality and industry expertise.
  - SIGNIFICANT OWNERSHIP. We will assess whether we will be able to obtain a significant position in the company and exert influence over the company.
  - NETWORK SYNERGY. We consider the degree to which a potential Portfolio Company may contribute to our network, and benefit from our network and operational resources.

         To ensure our ability to provide active guidance to the Portfolio Company, we will require representation on the company's Board of Directors as a condition to an acquisition or investment. For proper incentives, the Portfolio Company's management and key personnel will retain an equity stake in the company. During negotiations with potential Portfolio Companies we will emphasize the value of our collaborative network and the opportunity to efficiently take their company public through a rights offering to our shareholders. Our Portfolio Companies, strategic investors and Advisory Board members may assist in these discussions and in other stages of the acquisition process, including the initial evaluation of potential Portfolio Companies and due diligence.

eMARKETPLACE PORTFOLIO COMPANIES

E-TAXI, INC. - VERTICAL PORTAL FOR SMALL OFFICE, HOME OFFICE MARKET

         In April 1999, the Company acquired all of the outstanding capital stock of E-Taxi which is currently developing a SOHO web site, commonly referred to as a VERTICAL PORTAL for the Small Office, Home Office (SOHO) market. The Company believes a SOHO portal will offer valuable proprietary and aggregated, community content of such a nature that this targeted affinity audience will regard the site as a valuable destination. E-Taxi has acquired the domain name emarketplace.com and has begun development of the web site. It anticipates launching the site sometime in the first quarter of 2000.

         ATTEMPT TO CAPITALIZE ON MARKET OPPORTUNITY. The Internet continues to experience an exponential rate of user growth, with estimates ranging from 300,000 to 1 million new users per month, and an estimated 20% of the North American population over the age of 15 has Internet access in some form. According to CommerceNet/Nielsen, this rapid growth has led to combined
US/Canada market in June 1998 of over 78.6 million Internet subscribers, and corresponding increases in subscription revenues, and transaction revenues. IDC research anticipates that the amount of commerce conducted over the Internet is expected to grow from $2.6 billion in 1996 to more than $220 billion in 2001.

         AFFINITY GROUP. The SOHO market represents 89% of all U.S. companies. As a consequence, it is an attractive consumer group to a variety of industries, but difficult to reach due to its fragmentation. When defined as companies with fewer than 25 employees, the SOHO market accounts for 49.5% of all U.S. employment. This segment within the SOHO market collectively spent over $54 billion on office technology alone, in 1998. Fifty-two percent of SOHO businesses identified the use of the Internet to reduce costs and increase efficiency. Despite its attractive size and purchasing power, it is a difficult market to reach due to its fragmentation. However, as these SOHO businesses increasingly rely on the Internet to increase productivity and efficiency, the Internet should provide a vehicle with which to reach this market group. Aggregating this type of affinity group generates a number of revenue opportunities: (i) sponsorship; (ii) advertising; (iii) e-commerce; (iv) content creation and ownership; and (vi) distance education and training.

TECHSTORE LLC

         TechStore LLC was acquired by E-Taxi in April 1999 immediately prior to the Company's acquisition of E-Taxi. Founded in 1997, TechStore offers for sale through its Web site, WWW.TECHSTORE.COM, more than 40,000 name brand computer hardware and software and consumer electronics products. The site has distinguished itself by offering consumers a user-friendly Web site, low prices, large selection, detailed product information, real-time availability, online secure ordering, online invoice history and online order tracking.

         Based upon the demographics of TechStore's customers, the Company believes that SOHO businesses make up a large group of those consumers using the Internet for procurement of office technology products. In fact, nearly 40% of e-commerce transactions on the Internet involved computer related products in 1998, and 27% of advertising revenue was generated by technology advertising. To attract prospective computer equipment purchasers to its site, TechStore spends ad dollars at major portals, such as CNET, in the hope of generating e-commerce revenue. The Company believes those ads are inefficient because a large portion of those portals' audiences are outside of their targeted consumer, SOHO businesses. The Company intends to better utilize those ad dollars by having TechStore directly target SOHO customers via the EMARKETPLACE.COM web site. Once identified by TechStore as a SOHO consumer, we intend to use the TechStore site to introduce them to other valuable content, products, and services within EMARKETPLACE.COM. This will not only add new revenue sources to TechStore, such as sponsorship and ad revenue, but will lower the cost of reaching the SOHO audience for our other proprietary and aggregated content.

ORDER FULFILLMENT

         TechStore  is  entirely   dependent   upon  a  third  party  for  order
fulfillment. Currently, TechStore utilizes fulfillment services offered by TechData Corporation, a leading full-line distributor of more than 75,000 technology products worldwide. TechData offers fulfillment services via 6 regional distribution centers. TechStore has no long-term contracts or arrangements with TechData that guarantee the availability, shipping, or quality of merchandise.

         TechStore relies upon TechData to ship merchandise directly to customers. Consequently, TechStore has limited control over the goods shipped, and at times these shipments have been subject to delays. If the quality of service provided by the distributor, TechData, falls below a satisfactory standard or if our level of returns exceeds our expectations, this could have a harmful effect on our business. The Company believes that it could establish a similar relationship with other distributors; however, there can be no assurance that such a distributor could provide the fulfillment, service and pricing currently offered by TechData to TechStore.

RESEARCH AND DEVELOPMENT/TECHNOLOGY

         TechStore is attempting to provide complete eCommerce integration throughout the entire sales process. To accomplish this goal, TechStore is utilizing the latest generation of industry standard eBusiness software and computer hardware technologies. A Virtual Private Network (VPN) connection to the distributor, TechData, allows custom software agents to pull invoice and shipping data for accounting analysis and customer service applications. TechStore maintains another secure Internet based connection to Electronic Data Systems Corporation (EDS) for credit card processing services. Web and database servers are co-located at a locally based business grade Internet Service Provider (ISP), MasterLink, that offers high premises security and extensive redundant power and Internet backbone connectivity. TechStore depends upon the data and network communications systems at EDS, MasterLink, as well as TechData and all of their respective service providers, for uninterrupted operation of the Web site and other business communications. An interruption of data and network communications services could have a materially adverse effect on our business.

OFFICE EXPRESS, INC.

         In August 1999, the Company's subsidiary Office Express, Inc., launched its web site, www.officeexpress.com. Offering over 20,000 brand name office products, the site enables online customers to purchase office products and supplies at highly competitive prices. Products are generally shipped for next day delivery for most domestic US destinations and the site features advanced online customer service features, including customer shopping lists, which allows users to manage lists of frequently purchased items.

         Office Express is entirely dependent upon a third party for order fulfillment. Currently OfficeExpress utilizes fulfillment services offered by United Stationers Supply Co., the nation's largest wholesale distributor of office, computer, and facilities management products. United Stationers offers fulfillment services via 40 regional distribution centers. Office Express has no long-term contracts or arrangements with United Stationers that guarantee the availability, shipping, or quality of merchandise. The Company believes that it could establish a similar relationship with other distributors; however, there can be no assurance that such a distributor could provide the fulfillment, service and pricing currently offered by United Stationers to Office Express.

PROPOSED BUSINESS OPPORTUNITIES

TOP TEAM, INC.

         In August 1999, the Company formed a wholly-owned Delaware subsidiary, TopTeam, Inc., to undertake a strategic consolidation of businesses that provide strategic consulting and comprehensive Internet based solutions to corporate users of information technology.

         To businesses across a variety industries, the Internet represents both a significant opportunity for growth, as well as a significant threat from new competition. International Data Corp. (IDC) estimates Internet users will grow from nearly 100 million in 1998 to 320 million by 2002, with a corresponding growth in e-commerce transactions from $32 billion in 1998 to $426 billion in 2002. This is forcing companies to rapidly develop and deploy Internet strategies. Since most companies are outsourcing all or portion of this process, demand for Internet professional services is soaring, jumping from $2.4 billion in 1997 to $7 billion in 1998 and expected to exceed $40 billion in 2002, according to IDC.

         The complexity of the Internet goes beyond the scope of traditional computer systems integrators and information technology (I.T.) professionals. Total e-business solutions require business strategy, brand management, the marketing skills required to develop an audience and the creative and design skills to develop compelling content and engaging user interface, as well as the technology skills to enable a site for e-commerce transactions. A new class of professionals have emerged to meet these complex needs, which some Wall Street analysts refer to as "Interactive Architects." These firms combine traditional I.T. skills, with business consulting and advertising skills in one integrated company. They include such firms as USWEB/CKS, Viant, IXL, Razorfish and Scient.

         In August 1999, TopTeam entered into letters of intent with Full Moon Interactive Group, Inc. and Orrell Communications, Inc. and in September 1999 TopTeam entered into letters of intent with Paradigm 3 Marketing, De Vries Data Systems, Inc., Image Network and Muccino Design Group, Inc (collectively, "TopTeam Candidates"). It is the objective of e-Marketplace to build a world class "interactive architect" through the acquisition of companies involved in Internet consulting. The TopTeam Candidates service a blue chip customer list in California and represent approximately $25 million in annual revenue.

         Under the terms of the letters of intent, the Company will acquire all of the outstanding capital stock of the TopTeam Candidates in exchange for the issuance of shares of common stock of both the Company and TopTeam. At the time of closing of the acquisition of the TopTeam Candidates it is expected that the Company will also capitalize TopTeam with approximately $1.5 million in cash. The closing of each of the proposed transactions is subject to the completion of legal, business, and accounting due diligence and the execution and delivery of a definitive acquisition agreement. In light of the fact that these conditions have yet to be fully satisfied, there can be no assurance that acquisitions of the TopTeam Candidates will occur or that we will complete a sufficient number of acquisitions to gain the critical mass, experienced professionals, industry expertise, technical skills, and geographic coverage necessary to make TopTeam an economically viable investment.

SSPS, INC.

         The terms of the definitive agreement executed by the Company and E-Taxi with the owners of SSPS requires the payment of (i) $450,000 in cash;
(ii) 2,300,000 shares of Common Stock; (iii) a promissory note in the amount of $150,000; and (iv) a convertible promissory note in the amount of $900,000, convertible into 600,000 shares of Common Stock. Pursuant to the SSPS Agreement, a portion of the consideration will be subject to adjustment in the event that certain financial thresholds are not achieved. It is the intent of the Company to complete the SSPS Acquisition within a reasonable period from the Closing of this Offering. The SSPS Acquisition is subject to certain closing conditions. In addition to the execution of Employment and Non-Competition Agreements by the owners of SSPS and the issuance of a legal opinion on behalf of the owners, the closing is subject to the absence of any events which has a material adverse effect on SSPS' financial condition or operations. In addition, all representations and warranties made by the parties in the Acquisition Agreement must be true at the time of closing.

         The operating divisions of SSPS consist of TriStep, Gig2Gig.com, ITWorldnet.com, and Impact Team International. TriStep is a leader in using Internet-based systems to provide outsourced management of corporate recruiting and staffing, contractor payment and benefits administration -- sometimes referred to as client-side management of the contingent workforce. Gig2Gig, ITWorldnet and Impact Team employ TriStep's systems, software and services to focus on market opportunities in the Information Technology (IT) industry. ITWorldnet and Impact Team help clients identify and engage IT contract professionals through multiple sources, including agencies, direct solicitation and Internet resume postings. Gig2Gig is a Web site to be launched later this year to deliver services to IT contractors, technical writers and other independents who work "gig to gig." The site will allow them to engage personalized employment services, including access to insurance and benefits, vacation pay, billing and collection, contracting and compliance, accounting and tax, and other business-related services.

         TriStep's proprietary software allows hiring managers to initiate and fill job orders interactively on the Internet and electronically access TriStep's service bureau for Employment Transaction Processing (ETP). The company provides each client with a secure intranet ordering site where they can identify, assess, engage, track and account for contract employees from any and all sources. TriStep is able to receive, process and manage the client's contractor and employee resumes directly from its servers. From resumes submitted by agencies, from candidates or directly from the Web, Tri-Step's software provides real-time extraction and grading of job-skills and automatically submits those that meet the client's specific requirements. Clients have access to real-time and historical analyses of the entire contingent workforce and Consolidated Billing Services to places all agency bills on one convenient invoice. All data is uploadable to ERP systems, like SAP and PeopleSoft, allowing employers to model both their permanent and contingent workforces.

GOVERNMENT REGULATION

         Our business may face increased government regulation.

         TAXATION. The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local levels and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. Recently, the Internet Tax Freedom Act was signed into law, placing a three-year moratorium on new state and local taxes on Internet commerce which moratorium ends on December, 2002. Our business may be harmed by the passage of laws in the future imposing taxes or other burdensome regulations on Internet commerce.

         NEW INTERNET LAWS. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise have a harmful effect on our business.

         INTERNET ACCESS FEES. Certain local telephone carriers have asserted that the increasing popularity and use of the Internet has burdened the existing telecommunications infrastructure, and that many areas with high Internet use have begun to experience interruptions in telephone service. These carriers have petitioned the Federal Communications Commission to impose access fees on Internet service providers and online service providers. If such access fees are imposed, the costs of communicating on the Internet could increase substantially, potentially slowing the increasing use of the Internet, which could in turn decrease the demand for our services or increase our cost of doing business and thus have a harmful effect on our business.

         QUALIFICATION TO DO BUSINESS We may have to qualify to do business in other jurisdictions. As our service is available over the Internet in multiple states and foreign countries, and as we sell to numerous consumers resident in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. We are qualified to do business in only three states, and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties.

PATENTS, TRADEMARKS, LICENSES, AND FRANCHISES

         TechStore and Office Express do not hold any patents or registered trademarks. TechStore holds various web domain names relating to our brand, including the "TechStore.com" and "OfficeExpress.com" domain names. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Such changes in the United States are expected to include a transition from the current system of governmental regulation to a system, which is controlled by a non-profit corporation and the creation of additional top-level domains. We may not be able to acquire or maintain relevant domain names in all countries in which we conduct or intend to conduct business. Furthermore, the relationship between regulations governing domain names and the laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of or dilute the TechStore brand.

         Our proprietary software is protected by copyright and applicable trade secret law. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants and limit access to and distribution of our software, documentation and other proprietary information. Notwithstanding these precautions, it might be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford us little or no effective protection of our intellectual property.

         We may in the future receive, notices from third parties claiming infringement by our software or other aspects of our business. While we are not currently subject to any such claim, any future claim, with or without merit, could result in significant litigation costs and diversion of our management and other resources and could require us to enter into royalty and licensing agreements, either or both of which could seriously harm our business. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all. In the future, we may also need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation, whether it is successful or not, could result in substantial costs and diversion of resources and could seriously harm our business.

         We rely on a variety of technologies that we license from third parties, including our database and Internet server software, which we use in our web site to perform key functions. We cannot assure you that these third party technology licenses will continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing our proprietary software enhancements and new development until equivalent technology could be identified, licensed or developed, and integrated. Any such delays could seriously harm our business.

COMPETITION

         We  face   competition   from   other   capital   providers   including
publicly-traded Internet companies, venture capital companies and large corporations. Many of these competitors have greater financial resources and brand name recognition than we do. These competitors may limit our opportunity to acquire interests in new Portfolio Companies. If we cannot acquire interests in attractive companies, our strategy to build a collaborative network of Portfolio Companies may not succeed.

         Competition for Internet products and services is intense. Traditional media companies, such as television broadcasters, magazine publishers and radio stations, are continuously refining their content and strategies to increase their audiences and advertising and sponsorship revenues. Additionally, the number of Web sites competing for the attention and spending of users, advertisers and sponsors is increasing exponentially. Our sites will compete for users, advertisers and sponsors based on the value of their demographics.

         If our Portfolio Companies are unable to compete successfully, they may fail. Competition is likely to increase significantly as new companies enter the market and competitors expand their services. Competitors for our Portfolio companies are likely to enjoy substantial competitive advantages, including the following:

   -     larger numbers of users and advertisers;
   -     greater brand recognition;
   -     more fully-developed electronic commerce opportunities;
   -     larger technical, marketing and production staffs; and
   -     greater financial, marketing, technical and other resources.

CREDIT FACILITIES

         In connection with TechStore's distribution arrangement with TechData Corporation, TechStore currently has lines of credit in the amount of $300,000 with each of Deutche Financial Services and TechData Credit Services Corporation. The Credit Lines accrue interest at a rate of 1.1875% per month.

EMPLOYEES

         As of August 31, 1999, the Company had 15 employees. The Company also retains the services of independent contractors for software development, accounting services, and product fulfillment. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

         IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RISKS PARTICULAR TO THE COMPANY

WE HAVE  INCURRED  OPERATING  LOSSES  AND WE MAY NOT BE  PROFITABLE  IN THE NEAR
FUTURE

         Since we began operations, we have incurred operating losses. Although management believes it could reduce the Company's operating losses in the future, no assurance can be given that management will be successful in achieving this objective. In addition, our plan to acquire additional Portfolio Companies may result in additional operating expenses. Failure to achieve profitability within the timeframe expected by investors may adversely affect the market price of our Common Stock. We have incurred net losses of $1,331,431, $3,347,435 and $2,207,131 for the years ended June 30, 1996, 1997 and 1998, respectively, and a net loss of $728,297 for the year ended June 30, 1999, although such net losses for such periods resulted from the Company's operations prior to the implementation of its new business plan.

LIMITED OPERATING HISTORY

         Currently, the Company's business is principally operated through its TechStore, LLC and Office Express, Inc. subsidiaries. It is anticipated that the Company will close on the acquisition of SSPS, Inc. and its affiliated companies ("Tri-Step") during the second quarter of 2000. The Company and its Portfolio Companies are among the many companies that have entered into the relatively new Internet markets. Our Portfolio Companies are in the early stages of their development. Our business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. If we are unable to effectively allocate our resources and help grow our Portfolio Companies, our stock price may be adversely affected and we may be unable to execute our strategy of developing a collaborative network of Portfolio Companies. Our business depends upon the performance of our Portfolio Companies, which is uncertain. Economic, governmental, industry and internal company factors outside our control may affect each of our Portfolio Companies. A significant portion of our assets will be comprised of ownership interests in our Portfolio Companies. If our Portfolio Companies do not succeed, the value of our assets will decline.

WE MAY NEED ADDITIONAL FINANCING

         We believe that proceeds from the issuance of securities together with anticipated cash flow from operations could be adequate to fund our operations for the next fiscal year. There can be no assurance, however, that we will not require additional financing prior to or after such time. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its plans for expansion. Our inability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations.

BUSINESS MODEL IS UNPROVEN

         Our strategy is based on an unproven business model. Our business model depends on the willingness of companies to join our network of Internet businesses and the ability of the network to assist our Portfolio Companies. If we cannot convince companies of the value of our business model, our ability to attract new companies will be adversely affected and our strategy of building a collaborative network may not succeed.

         We may be unable to identify companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to acquire an interest in the company for many reasons, including:

   - a failure to agree on the terms of the acquisition, such as the amount or price of our acquired interest;
   -     incompatibility between us and management of the company;
   -     competition from other acquirors;
   - a lack of capital to acquire an interest in the company; and the unwillingness of the company to partner with us.

         If we cannot acquire interests in attractive companies, our strategy to build a collaborative network of Portfolio Companies may not succeed.

DEPENDENCE ON CONTINUED GROWTH OF THE INTERNET AND INTERNET INFRASTRUCTURE

         The Company's future success is highly dependent upon continued growth in the use of the Internet generally and, in particular, as a medium for advertising, marketing, services and commerce. Commercial use of the Internet is at an early stage of development, and market acceptance of the Internet as a medium for advertising, information services and commerce is subject to a high level of uncertainty. The relative effectiveness of the Internet as an advertising medium as compared to traditional advertising media, for example, has not been determined. Further, there can be no assurance that the required infrastructure to support future Internet user and traffic growth or complementary products or services necessary to make the Internet a viable commercial marketplace will be developed, or, if they are developed, that the Internet will become a viable commercial marketplace for products and services such as those offered by the Company. If commercial use of the Internet fails to continue to expand, the Company's business, results of operations and financial condition would be adversely affected.

WE WILL  RELY ON  MERCHANDISE  VENDORS  FOR  SUPPLY,  SHIPPING  AND  QUALITY  OF
PRODUCTS.

         Supply. We rely on vendors to supply us with merchandise. We do not have any long-term contracts or arrangements with our vendors that guarantee the availability of merchandise. As a result, we may not be able to obtain sufficient quality and quantities of merchandise at competitive prices. Also, the quality of service provided by such parties may fall below the standard needed to enable us to conduct our business effectively. TechStore and Office Express cannot assure you that their current vendors will continue to supply merchandise or that we will be able to establish new vendor relationships that will ensure that merchandise will be available.

         Customer service--shipping and quality of products (returns). Currently, TechStore utilizes fulfillment services offered by TechData Corporation, and Office Express utilized fulfillment services offered by United Stationers Supply Co. The vendors ship merchandise directly to customers. Consequently, we will have limited control over the goods shipped by these vendors, and shipments of goods may be subject to delays. In addition, we may accept returns from customers for which we will not receive reimbursements from manufacturers or vendors. If the quality of service provided by such vendors falls below a satisfactory standard or if our level of returns exceeds expectations, this could have a harmful effect on our business.

WE RELY ON OTHER THIRD PARTIES IN CONDUCTING OUR OPERATIONS

         In conducting our operations, we depend on several other third parties, including the following:

  o Fulfillment. Third parties fulfill all of our sales. Any service interruptions experienced by these distribution centers as a result of labor problems or otherwise could disrupt or prevent fulfillment of customer orders;

  o      Operating  software.  Our  internally-developed   software  depends  on
         operating  systems,   database  and  server  software  that  have  been
         developed, produced by and licensed from third parties;

  o Payment processing. We rely on one or two processors of credit card transactions. If computer systems failures or other problems were to prevent them from processing our credit card transactions, we would experience delays and business disruptions; and

  o Shipping. We use one or two primary delivery services to ship our products. Our business would suffer if labor problems or other causes prevented these or any other major carriers from delivering our products for significant time periods.

OUR SUCCESS IS DEPENDENT ON KEY PERSONNEL

         We believe that our success will depend on continued employment by us and our Portfolio Companies of senior management and key technical personnel. If one or more members of our senior management or our Portfolio Companies' senior management would become unable or unwilling to continue in their present positions, our business and operations could be disrupted. In addition, we may be unable to find and hire additional qualified management and professional personnel to help lead us and our Portfolio Companies. The success of some of our Portfolio Companies also depends on their having highly trained technical and marketing personnel. Our Portfolio Companies will need to continue to hire additional personnel as their businesses grow. A shortage in the number of trained technical and marketing personnel could limit the ability of our Portfolio Companies to grow their business.

POTENTIAL FOR OPERATING LOSSES

         Our expenses will increase as we build an infrastructure to implement our business model. For example, we expect to hire additional employees and expand our information technology systems. In addition, we plan to significantly increase our operating expenses to broaden our Portfolio Company support capabilities, explore acquisition opportunities and alliances with other companies, and facilitate business arrangements among our Portfolio Companies. Expenses may also increase due to the potential effect of goodwill amortization and other charges resulting from completed and future acquisitions. If any of these and other expenses are not accompanied by increased revenue, our operating losses will be greater than we anticipate.

Y2K COMPLIANCE

         Although management believes that the computer systems of the Company and its the Portfolio Companies are Year 2000 compliant, it is possible that our systems and those of our Portfolio Companies as well as third parties (over whom we have little or no control) may not be Year 2000 compliant. Should any of these computer systems fail to be Year 2000 compliant, our operations and the operations of our Portfolio Companies could be disrupted. Many software programs have been written using two digits rather than four digits to define the applicable year. This poses a problem at the end of the century because these programs may recognize a date using "00" as the year 1900, rather than the year 2000. This in turn could result in major system failures or miscalculations and is generally referred to as the Year 2000 issue. We may realize exposure and risk if our systems and the systems on which our Portfolio Companies are dependent to conduct their operations are not Year 2000 compliant. Our potential areas of exposure include products purchased from third parties, computers, software, telephone systems and other equipment used internally. If our present efforts and the efforts of our Portfolio Companies to address the Year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with which we and our Portfolio Companies conduct business do not successfully address such issues, our business and the businesses of our Portfolio Companies may not be operational for a period of time. If the Web-hosting facilities of our Portfolio Companies are not Year 2000 compliant, their production Web sites would be unavailable and they would not be able to deliver services to their users.

RISKS  PARTICULAR  TO  OUR  PROPOSED   ACQUISITIONS  AND  PROSPECTIVE  PORTFOLIO
COMPANIES

UNCERTAINTY OF CONSUMMATION OF PROPOSED ACQUISITIONS

         Although the Company and its E-Taxi subsidiary have entered into a definitive agreement with the stockholders of SSPS, each party's obligation to consummate the acquisition is subject to the satisfaction of numerous conditions, including the absence of material adverse changes in business, financial condition and results of operations. In addition, TopTeam has entered into letters of intent with the TopTeam Candidates, none of which are binding. Therefore, no assurance can be provided that E-Taxi will consummate its proposed acquisition of SSPS nor that TopTeam and the Company will consummate the proposed acquisition of the TopTeam Candidates.

RISKS INHERENT TO COMPANY'S ACQUISITION STRATEGY

         The Company has in the past, and intends in the future, to expand through the acquisition of businesses, technologies, products and services, such as the recent acquisitions of E-Taxi and the proposed acquisitions of the SSPS companies and the TopTeam Candidates. Acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of additional debt, the write-off of in-process research and development of software acquisition and development costs, and the amortization of goodwill and other intangible assets. For example, for the year ended June 30, 1999, the Company recorded in-process research and development expense of approximately $20,000, primarily in connection with the acquisition of TechStore. In September, 1998, a representative of the Securities and Exchange Commission (the SEC) advised the American Institute of Certified Public Accountants with respect to factors to be considered in the valuation of in-process research and development. Although the release of this new guidance presents the potential risk of adjustments to reported amounts, if the Company's valuation methodology were to be challenged by the SEC, the Company believes that its recorded in-process research and development expenses were determined in compliance with such guidance. Any such adjustment could result in an increase in the amount of goodwill recorded, which would result in higher amortization expenses and, therefore, adversely affect the Company's operating results. Further, acquisitions involve a number of special problems, including difficulty integrating technologies, operations and personnel and diversion of management attention in connection with both negotiating the acquisitions and integrating the assets. There can be no assurance that the Company will be successful in addressing such problems. In addition, growth associated with numerous acquisitions places significant strain on the Company's managerial and operational resources. The Company's future operating results will depend to a significant degree on its ability to successfully manage growth and integrate acquisitions. Furthermore, many of Company's investments are in early-stage companies, with limited operating histories and limited or no revenues. Although management believes that it can manage these acquisitions profitably in the future, there can be no assurance that the Company will be successful in developing such companies.

UNCERTAINTIES ASSOCIATED WITH SELLING ASSETS

         A significant element of the Company's business plan involves selling, in public or private offerings, portions of the companies it has acquired and developed. The Company's ability to engage in any such transactions, the timing of such transactions and the amount of proceeds from such transactions are dependent on market and other conditions largely beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to engage in such transactions in the future or that when the Company is able to engage in such transactions they will be at favorable prices. If the Company were unable to liquidate portions of its portfolio companies at favorable prices, the Company's business, financial condition and results of operations would be adversely affected.

MANAGEMENT OF GROWTH

         The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. Further, as the number of the Company's users, advertisers and other business partners grows, the Company is required to manage multiple relationships with various customers, strategic partners and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its strategic relationships or sponsorship arrangements. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company management will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan.

COMPETITION

         Competition for Internet products and services is intense. Our Portfolio Companies will compete for their share of a customer's purchasing budget for services, materials and supplies with other online providers and traditional distribution channels; dollars spent on consulting services with many established information systems and management consulting firms; and advertising budget with online services and traditional off-line media, such as print and trade associations. Furthermore, our Portfolio Companies' competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by our Portfolio Companies. If our Portfolio Companies are unable to compete successfully against their competitors, our Portfolio Companies may fail. Many of our Portfolio Companies' competitors will have greater brand recognition and greater financial, marketing and other resources than our Portfolio Companies. This may place our Portfolio Companies at a disadvantage in responding to their competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

PROPRIETARY RIGHTS

         Proprietary rights may be important to the success and competitive position of our Portfolio Companies. Although our Portfolio Companies may seek to protect their proprietary rights, their actions may be inadequate to protect any trademarks and other proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet may make it impossible for some of our Portfolio Companies to control the dissemination of their work and use of their services. Some of our Portfolio Companies may also license content from third parties and it is possible that they could become subject to infringement actions based upon the content licensed from those third parties. Our Portfolio Companies may obtain representations as to the origin and ownership of such licensed content; however, this may not adequately protect them. Any of these claims, with or without merit, could subject our Portfolio Companies to costly litigation and the diversion of their technical and management personnel. If our Portfolio Companies incur costly litigation and their personnel are not effectively deployed, the expenses incurred by our Portfolio Companies will increase and their profits, if any, will decrease.

LEGAL LIABILITY

         Some of our Portfolio Companies may be subject to legal claims relating to the content on their Web sites, or the downloading and distribution of this content. Claims could involve matters such as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. In addition, some of the content provided by our Portfolio Companies on their Web sites may be drawn from data compiled by other parties, including governmental and commercial sources, and rely on our Portfolio Companies re-entering the data. This data may have errors. If any of our Portfolio Companies' Web site content is improperly used or if any of our Portfolio Companies supply incorrect information, it could result in unexpected liability. Any of our Portfolio Companies that incur this type of unexpected liability may not have insurance to cover the claim or its insurance may not provide sufficient coverage. If our Portfolio Companies incur substantial cost because of this type of unexpected liability, the expenses incurred by our Portfolio Companies will increase and their profits, if any, will decrease.

SYSTEM FAILURE

         Some of our Portfolio Companies' businesses may depend on the efficient and uninterrupted operation of their computer and communications hardware systems. Any system interruptions that cause our Portfolio Companies' Web sites to be unavailable to Web browsers may reduce the attractiveness of our Portfolio Companies' Web sites to third party content providers. If third party content providers are unwilling to use our Portfolio Companies' Web sites, our business, financial condition and operating results could be adversely affected. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. Capacity limits on some of our Portfolio Companies' technology, transaction processing systems and network hardware and software may be difficult to project and they may not be able to expand and upgrade their systems to meet increased use. As traffic on our Portfolio Companies' Web sites increases, they must expand and upgrade their technology, transaction processing systems and network hardware and software. Our Portfolio Companies may be unable to accurately project the rate of increase in use of their Web sites. In addition, our Portfolio Companies may not be able to expand and upgrade their systems and network hardware and software capabilities to accommodate increased use of their Websites. If our Portfolio Companies are unable to appropriately upgrade their systems and network hardware and software, the operations and processes of our Portfolio Companies may be disrupted.

WEB SITE ADDRESSES

         Our Portfolio Companies may be unable to acquire or maintain easily identifiable Web site addresses or prevent third parties from acquiring Web site addresses similar to theirs. In these instances, our Portfolio Companies may not grow as we expect. The acquisition and maintenance of Web site addresses generally is regulated by governmental agencies and their designees. The regulation of Web site addresses in the United States and in foreign countries is subject to change. As a result, our Portfolio Companies may not be able to acquire or maintain relevant Web site addresses in all countries where they conduct business. Furthermore, the relationship between regulations governing such addresses and laws protecting trademarks is unclear.

RISKS RELATED TO THE INTERNET INDUSTRY

SECURITY CONCERNS

         Concern regarding the security of confidential information transmitted over the Internet may prevent potential customers from engaging in online transactions. If our Portfolio Companies that depend on such transactions do not add sufficient security features to their future product releases, our Portfolio Companies' products may not gain market acceptance or there may be additional legal exposure to them. Despite the measures some of our Portfolio Companies may take, the infrastructure of each of them is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents the security measures imposed by any one of our Portfolio Companies, he or she could misappropriate proprietary information or cause interruption in operations of the Portfolio Company. Security breaches that result in access to confidential information could damage the reputation of any one of our Portfolio Companies and expose the Portfolio Company affected to a risk of loss or liability. Some of our Portfolio Companies may be required to make significant investments and efforts to protect against or remedy security breaches. Additionally, as e-commerce becomes more widespread, our Portfolio Companies' customers will become more concerned about security. If our Portfolio Companies are unable to adequately address these concerns, they may be unable to sell their goods and services.

RAPID TECHNOLOGY CHANGE

         The markets in which our Portfolio Companies will operate are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Significant technological changes could render their existing Web site technology or other products and services obsolete. The e-commerce market's growth and intense competition exacerbate these conditions. If our Portfolio Companies are unable to successfully respond to these developments or do not respond in a cost-effective way, our business, financial condition and operating results will be adversely affected. To be successful, our Portfolio Companies must adapt to their rapidly changing markets by continually improving the responsiveness, services and features of their products and services and by developing new features to meet the needs of their customers. Our success will depend, in part, on our Portfolio Companies' ability to license leading technologies useful in their businesses, enhance their existing products and services and develop new offerings and technology that address the needs of their customers. Our Portfolio Companies will also need to respond to technological advances and emerging industry standards in a cost-effective and timely manner.

GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES

         Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection of and use of data from Web site visitors and related privacy issues, pricing, content, copyrights, online gambling, distribution and the quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet and e-commerce, which could decrease the revenue of our Portfolio Companies and place additional financial burdens on our business and the businesses of our Portfolio Companies. Laws and regulations directly applicable to e-commerce or Internet communications are becoming more prevalent. For example, Congress recently enacted laws regarding online copyright infringement and the protection of information collected online from children. Although these laws may not have a direct adverse effect on our business or those of our Portfolio Companies, they add to the legal and regulatory burden faced by our Portfolio Companies.

RISK RELATED TO THE MARKET

VOLATILE MARKET PRICE FOR COMMON STOCK

         The market price for our common stock is likely to be highly volatile. The trading prices of many technology and Internet-related company stocks have reached historical highs within the last year and have reflected relative valuations substantially above historical levels. During the same period, the stocks of these companies have also been highly volatile and have recorded lows well below such historical highs. We cannot assure you that our common stock will trade at the same levels of other Internet stocks or that Internet stocks in general will sustain their current market prices. The following factors may add to our common stock price's volatility:

   - actual or anticipated variations in our quarterly operating results and those of our Portfolio Companies;
   - changes in our financial estimates and those of our Portfolio Companies by securities analysts;
   - conditions or trends in the Internet industry in general and Internet media properties in particular;
   - announcements by our Portfolio Companies and their competitors of technological innovations;
   - announcements by us or our Portfolio Companies or our competitors of significant acquisitions, strategic partnerships or joint ventures;
   - changes in the market valuations of our Portfolio Companies and other Internet companies;
   -     our capital commitments;
   - additions or departures of our key personnel and key personnel of our Portfolio Companies; and
   -     sales of our common stock.

         Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance.

THE SIGNIFICANT CONTROL OVER STOCKHOLDER VOTING MATTERS WHICH MAY BE EXERCISED BY OUR EXECUTIVE OFFICERS AND DIRECTORS WILL DEPRIVE YOU OF THE ABILITY TO INFLUENCE CORPORATE ACTIONS

         Our executive officers and directors and their affiliates beneficially own approximately 65.6% of the Company's Common Stock as of September 30, 1999. As a result, these stockholders, if they act together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company and might affect the market price of our Common Stock.

FUTURE SALES BY EXISTING SECURITY HOLDERS COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK

         If our existing stockholders sell a large number of shares of our Common Stock, the market price of the Common Stock could decline significantly. Moreover, the perception in the public market that our existing stockholders might sell shares of Common Stock could depress the market price of the Common Stock. Approximately 14,500,000 shares are outstanding as of September 27, 1999 of which approximately 11,000,000 shares will be available for resale in the public market without registration, subject to compliance with Rule 144. Many of our existing stockholders have the right to include their shares of Common Stock in a registration statement with the Securities and Exchange Commission should the Company elect to file a registration statement with the Commission (other than on Forms S-4 or S-8). If we register their shares of Common Stock, they can freely sell those shares in the public market which may adversely effect the market for, and trading price of our Common Stock.

FLUCTUATIONS IN QUARTERLY RESULTS MAY ADVERSELY AFFECT OUR STOCK PRICE

         We expect that our quarterly results could fluctuate significantly due to many factors, including:

   -     the operating results of our Portfolio Companies;
   - changes in our methods of accounting for our Portfolio Company interests, which may result from changes in our ownership percentages of our Portfolio Companies;
   - sales of equity securities by our Portfolio Companies, which could cause us to recognize gains or losses under applicable accounting rules;
   -     intense competition;
   -     management of our growth and the growth of our Portfolio Companies; and
   -     divestitures of interests in our Portfolio Companies.

         We believe that period-to-period comparisons of our operating results are not meaningful. Additionally, if our operating results in one or more quarters do not meet investors' expectations, the price of our common stock could decrease.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SHARES.

         The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. Since our Common Stock is not listed on The Nasdaq Stock Market, such securities are not exempt from the definition of "penny stock." Therefore, our Common Stock may be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of "penny stock" and have received the purchaser's written consent to the transaction prior to the purchase. Also, for any transaction involving a "penny stock", unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker. The broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers in this Offering to sell the Company's securities in the secondary market (assuming the Shares are registered or an exemption from the registration requirements is available) and the price at which such purchasers can sell any such securities.

UNCERTAINTY ELIGIBILITY OF THE COMMON STOCK FOR LISTING ON THE NASDAQ SMALLCAP MARKET

         In the event the Company files an application with the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") to list the Company's Common Stock for quotation on the NASDAQ SmallCap Market, no assurance can be given that such application will be approved. In addition, it should be noted that the Company's shares of Common Stock were delisted from The NASDAQ SmallCap Market in July 1998 because of the failure to satisfy the continued listing requirements. It should be noted that the initial listing requirements applicable to an application which may be submitted by the Company are more rigorous than the continued listing requirements.

ABSENCE OF DIVIDENDS

         The Company has never declared or paid, nor does it intend or pay in the foreseeable future, cash dividends on its Common Stock, but intends instead to retain any future earnings to finance expansion and operations.

ITEM 2.  DESCRIPTION OF PROPERTY

         In July 1999, the Company relocated its executive offices from Corona, California to San Jose California. It closed its office in Corona and entered into a month-to-month lease arrangement for the Company's executive offices located at 255 West Julian Street, Suite 100, San Jose, CA with Crown Services, Inc. ("Crown"), pursuant to which the Company reimburses Crown $5,421.56 per month, the direct rental cost for approximately 3,200 square feet of office space. Robert M. Wallace, the Company's Chairman of the Board, is the Chairman and principal stockholder of Crown. Additionally, in April 1998, TechStore entered into a month to month lease agreement with Bejan Aminifard, the Chief Executive Officer of TechStore, pursuant to which TechStore leases 1,200 square feet for its executive offices located at 14 Commercial Boulevard, Novato, California for $1,400 per month.

         On April 23, 1987, L. Wayne Kiley and Nancy Kiley, the Company's President and Secretary, respectively, purchased a fifty percent (50%) undivided interest in the land and 5,000 square-foot building at 205 East Fifth Street, Corona, California, which had, until February 1994, served as the Company's headquarters, and subsequently was used as an interim sales office and temporary headquarters for Medical Marketplace until October, 1995. On June 30, 1987, the Kiley's deeded their fifty percent (50%) interest in the land and building to the Company in exchange for 952,623 shares of common stock of the Company. The other fifty percent (50%) interest in the land and building was owned by Jack Mooney, an unrelated third party, who, in June, 1997, sold such interest to the Company in exchange for the cancellation of certain indebtedness. In October 1998, the Company transferred the property as consideration for cancellation of outstanding indebtedness in the aggregate principal amount of $200,000. Shortly thereafter, Mr. Mooney sold the property to the Kiley Children's Trust, a trust created for the benefit of the children of L. Wayne Kiley, the Company's Chief Executive Officer and former Chairman of the Board.

         On December 1, 1997, the Company entered into a lease with Quality Associates, Inc., a company owned and controlled by L. Wayne Kiley, the Company's Chairman of the Board, Chief Executive Officer and President. The lease was for the Company's executive offices located at 1171 Railroad Street, Corona, CA 91720, and for warehouse space located at 340 North Grant Street, Corona, CA, each for a three year term ending October 31, 2000. The office space and the warehouse space required the payment of $9,000 and $4,000 in monthly rent, respectively. Maintenance of the premises was at the Company's expense. The Company has failed to pay rent since September 1998. In April 1999, the Company's landlord, Quality Associates, Inc., a company owned by L. Wayne Kiley, the Company's Chief Executive Officer and former Chairman of the Board, agreed to cancel all rent due and payable by the Company $64,536 to Quality Associates, Inc. in exchange for the reduction of the exercise price of certain options granted to Mr. Kiley. See "Certain Relationships and Related Transactions."

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings nor are any material legal proceedings threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 12, 1999, the Company received written consents in lieu of a meeting of stockholders from holders of 6,873,734 shares of Common Stock representing approximately 51.6% of the total issued and outstanding shares of voting stock of the Company approving (i) the adoption of the Company's 1999 Stock Plan and (ii) an amendment to the Company's Certificate of Incorporation changing the Company's name to "eMarketplace, Inc.".

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's securities commenced trading on The Nasdaq SmallCap Market system upon the effectiveness of the Company's Initial Public Offering on June 22, 1993. As of that date, the Company's Common Stock, the Class A Warrants and the Class B Warrants began trading under the symbols "MKPL" and "MKPLW" and "MKPLZ", respectively. The Common Stock is presently quoted and traded on the OTC Bulletin Board as a result of the Company's failure to satisfy the continued listing requirements of The Nasdaq SmallCap Market in July, 1998. The Class A Warrants and Class B Warrants were delisted from The Nasdaq SmallCap Market as of the close of business on December 18, 1996 and expired in June 1998. The Company also had Class D Warrants which were registered for trading on the OTC Bulletin Board under the symbol "MKPLH" which expired on April 15, 1999. On August 27, 1999, the Company changed its trading symbol to "EMKT" to reflect the Company's name change to eMarketplace, Inc. As of September 30, 1999, there were approximately 135 holders of record of the Company's common stock and approximately 800 beneficial owners.

         The following table indicates the high and low bid prices for the Company's Common Stock for each of the quarters in the period from July 1, 1998, through June 30, 1999, based upon information supplied by the Nasdaq system and the OTC Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

                FOR THE PERIOD FROM JULY 1, 1997 TO JUNE 30, 1999
                                QUOTED BID PRICE

1999 FY                1st Quarter          2nd Quarter        3rd Quarter        4th Quarter
                    (ended  9/30/98)     (ended  12/31/98)   (ended  3/31/99)  (ended  6/30/99)
                    ----------------     -----------------   ----------------   ---------------
Common Stock:
         High            $1.50                 $.875               $1.56         $6.375
         Low             $.875                 $.688               $.875         $1.375


1998 FY                1st Quarter          2nd Quarter*       3rd Quarter*         4th Quarter*
                    (ended  9/30/97)     (ended  12/31/97)   (ended  3/31/98)    (ended  6/30/98)
                    ----------------     -----------------   ----------------     ---------------

Common Stock:
         High            1.06                   1.53                1.00          1.56
         Low             1.00                   1.00                1.00          1.50

         On September 30, 1999, the closing bid price of the Common Stock as reported on OTC Bulletin Board was $7.00. eMarketplace has no dividend policy, and does not intend to pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         The following Management's Discussion and Analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of the acquisition of TechStore and E-taxi, and the proposed acquisition of SSPS, which is expected to close during the second quarter of fiscal 2000, and other factors, including, without limitation, those risk factors set forth under "Risk Factors" included in Part I, Item 1, - "Description of Business" of this Annual Report on Form 10-KSB.

OVERVIEW

         eMarketplace, Inc. (the "Company") consists of eMarketplace, Inc. and its wholly owned subsidiaries. Until April 1999, the Company was primarily in engaged in the purchase and sale of new and used computer equipment, and through its Medical Marketplace, Inc. subsidiary, the purchase and sale of used medical equipment. However, the Company has been in the process of winding down its computer equipment business because it has failed to operate profitably since the fiscal year ended June 1994. In April 1999, the Board of Directors, in connection with their shift in business strategy, announced its intention to divest of Medical Marketplace, resulting in the classification of the business as a discontinued operation. Therefore, the results of Medical Marketplace have been excluded from the results of operations of the Company, and a liability was recorded as an estimate of the total loss to be incurred upon the sale.

         In April 1999, the Company adopted a new corporate strategy focused on developing, acquiring and operating Internet businesses by acquiring E-Taxi, Inc. ("E-Taxi"). The Company is presently pursuing a business plan to become an Internet holding company engaged primarily in the development and operation of a network of Internet properties ("Portfolio Companies") that provide content, commerce and online services to demographically-targeted audiences.

         On April 23, 1999, the Company acquired E-Taxi, which is accounted for as a "reverse acquisition." As consideration for the 9,074,000 shares of E-Taxi's common stock and 400,000 shares of the E-Taxi's Series A Preferred Stock, the Company issued an aggregate of 9,074,000 shares of common stock, par value $.0001 per share, and 400,000 shares of Series A Preferred Stock, par value $.0001 per share. For accounting purposes, E-Taxi is deemed to be the acquirer, and the Company is deemed to be acquired, under the purchase method of accounting. Therefore, the financial information presented herein represents the historical results of E-Taxi and the results of the Company from April 23, 1999 (date of acquisition) only. E-Taxi was incorporated in the State of Delaware on April 14, 1998 to develop a vertical Internet portal for the small office, home office ("SOHO") market.

         Immediately prior to the closing of the E-Taxi Acquisition, E-Taxi closed (i) a private offering of its shares of preferred stock and common stock raising an aggregate of approximately $1,400,000 and (ii) the acquisition of TechStore. LLC, a California limited liability company ("TechStore"), is an online retailer of computer hardware and software.

         The acquisition was accounted for as a purchase. The results of operations include the results of TechStore from the date of acquisition.

         As of June 14, 1999, E-Taxi entered into (i) a Stock Purchase Agreement (the "Stock Purchase Agreement") with all of the shareholders of SSPS, Inc., a California corporation ("SSPS"), pursuant to which E-Taxi has agreed to purchase, and the shareholders of SSPS have agreed to sell, approximately 94.6% of the outstanding shares of capital stock of SSPS, and (ii) a Membership Interest Purchase Agreement with all of the members of Impact Team International, LLC, a California limited liability company and an affiliate of SSPS ("Impact"), pursuant to which E-Taxi has agreed to purchase, and the members of Impact have agreed to sell, all of the outstanding membership interests of Impact. SSPS, and its operating divisions TRISTEP, GIG2GIG.COM, and IT WORLDNET.COM, and Impact, provide short term and long term temporary workforce solutions primarily to rapidly growing technology firms.

         The closing of the transactions contemplated by the Stock Purchase Agreement and the Membership Interest Purchase Agreement (the "Closing") are subject to the satisfaction of certain conditions, including without limitation, the execution and delivery of employment agreements with certain members of the senior management team of SSPS, the release of a principal stockholder of SSPS of his guaranty of certain indebtedness of SSPS, the waiver of certain rights of first refusal to purchase the shares of SSPS capital stock owned by a principal stockholder, the termination and release of certain obligations of SSPS under existing employment agreements and other customary conditions to closing. At the Closing, the Company will issue approximately 2.9 million shares of it's Common Stock and pay cash and notes of approximately $1.5 million for SSPS. The Company has also agreed to provide the sellers of the SSPS shares and the Impact interests with demand and piggyback registration rights. It is presently anticipated that the Company's acquisition of SSPS and Impact will occur during the second quarter of 2000.

         In August 1999, the Company's newly formed subsidiary, Office Express, Inc., launched its web site, WWW.OFFICEEXPRESS.COM. Offering over 20,000 brand name office products, the site enables online customers to purchase office products and supplies at competitive prices. Products are generally shipped for next day delivery for most domestic US destinations and the site features advanced online customer service features, including customer shopping lists, which allows users to manage lists of frequently purchased items.

RESULTS OF OPERATIONS

         Because the Company had no revenues and nominal expenses for the period from inception (April 14, 1998) to June 30, 1998 (total operating expenses were $8,071), any comparison of fiscal 1999 results to fiscal 1998 would not be meaningful and have been excluded from the following discussion. The E-Taxi Acquisition was accounted for as a reverse acquisition. The historical financial statements reflect the operations of E-Taxi for twelve months and the operations of Computer Marketplace from April 1999 to June 30, 1999. In addition, any forward looking information does not include the impact, if any, of the proposed acquisition of SSPS discussed above.

     The Company may experience significant fluctuations in operating results in future periods due to a variety of factors, including but not limited to, the following factors which are discussed at more length elsewhere in this Annual Report on Form 10-KSB:

   - The Company has incurred operating losses and there can be no assurance that these losses will be reduced in the future.
   - The Company has a limited operating history on which to base estimates of future performance.
   - The Company may need additional financing in order to carry out its business plans.

   -     The Company's business model is unproven and could fail.
   - The Company is dependent on continued growth of the Internet and Internet infrastructure.
   -     The completion of proposed acquisitions cannot be assured.
   - The Company must manage its growth and the integration of acquired businesses, which diverts management's' attention from the day-to-day operations of existing businesses.
   -     Competition for Internet products and services is intense.
   - Some of the Company's businesses may be dependent on the efficient and uninterrupted operation of their computer and communications hardware systems.
   - The market in which the Company operates is subject to rapid technological change, which could render the Company's products and services obsolete.


FISCAL YEAR ENDED JUNE 30, 1999

NET LOSS

         The Company recorded a net loss of $728,297 for the year ended June 30, 1999 because the cost of revenues and expenses were not sufficient to cover revenues generated. Management believes that (i) the discontinuation of its computer resale operations; (ii) the divestiture of Medical Marketplace; (iii) the operations of TechStore for a complete 12 month period; and (iv) interest income resulting from interest on financing proceeds could result in improved profitability. There can be no assurance that the Company will be successful in reducing net losses.

 REVENUE

         Total revenue for the year ended June 30, 1999 was $2,208,855, which consists almost exclusively of revenue from the sale of computer hardware and software and consumer electronics by the Company's wholly owned subsidiary, TechStore, through its web site. Revenue is expected to increase in fiscal 2000 with the inclusion of the result of TechStore for full twelve months.

COST OF REVENUE

         Total cost of revenue for the year ended June 30, 1999 was $2,061,725 or 93.3% of revenue. Cost of revenue includes the cost of product sold, credit card processing fees and freight costs. The Company utilizes vendor drop-shipments directly to customers, and therefore does not maintain inventory. The Company expects margins to remain low in the near future as it uses competitive pricing as a means to obtain increased market share.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses for the year ended June 30, 1999 were $453,616 or 20.5% of revenue. Selling, general and administrative expenses consist of salaries and other personnel related expenses, facilities related expenses, legal and other professional fees, advertising costs and travel expenses. The fiscal year ended June 30, 1999 also included $88,661 in non-cash expenses associated with stock issued to three directors for services rendered and stock options issued to an accounting consultant. The Company expects to incur approximately $88,000 in the first quarter of fiscal 2000 for the amortization of the deferred compensation associated with the options. Selling, general and administrative expenses over the next year will include the expenses of TechStore for a full year, advertising expenses to market the Company's expanded product offerings, administrative expenses associated with conforming to public reporting requirements of the Company, and expenses associated with the Company's acquisition and expansion strategy discussed in the "Business" section of this annual report on Form 10-KSB.

PRODUCT DEVELOPMENT EXPENSES

         Product development expenses were $19,173 for the year ended June 30, 1999. Product development expenses consist of personnel and related expenses associated with the development of the Company's web site.

AMORTIZATION OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

         During the fourth quarter of fiscal 1999, the Company incurred $404,174 in amortization expenses associated with the acquisition of TechStore and the reverse merger between the Company and E-Taxi. The intangible assets associated with these acquisitions, consisting in total of $9,972,630 in goodwill, $140,000 in acquired technology $160,000 in established workforce and $280,000 in trademarks, are being amortized over their estimated useful lives of four to five years. In the event that the Company continues to acquire other companies, amortization of acquisitions will continue to have an impact on the Company's results of operations in the future. Based on acquisitions completed as of June 30, 1999, and assuming no impairment of the value resulting in an acceleration of the amortization, future amortization will reduce net income from operations.. If the Company completes additional acquisitions in the future, this could result in additional amortization charges of the resulting goodwill from the acquisition.

INTEREST INCOME AND EXPENSE

         Interest income, net of interest expense, was $1,536 for the year ended June 30, 1999. Interest expense related primarily to interest on loans to the Company and interest income resulted primarily from interest earned on the $1.4 million proceeds on the private placement completed by E-Taxi in April 1999.

VARIABILITY OF PERIODIC RESULTS AND SEASONALITY

         Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period, however, management does not see any seasonality or predictability to these fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had a cash balance of $1,255,966 and negative working capital of ($377,642). The primary source of cash and working capital to the Company during 1999 was approximately $1.4 million in proceeds from a private placement in April 1999. Of the total proceeds, $53,000 was used to repay loans assumed in acquisitions and $114,323 was used to fund operations. The acquisition of TechStore and the reverse acquisition between the Company and E-Taxi resulted in cash acquired of approximately $21,550. The Company believes that its projected cash flow from operations, cash balances as of June 30, 1999 of approximately $1,255,000, and the proceeds from the Company's subsequent capital raising activities will be sufficient to meet the working capital needs of the Company through June 30, 2000.

         Operations for the period from inception (April 14,1998) to June 30, 1998 were funded primarily by increases in liabilities, with no investing or financing activities occurring during that period.

         The Company's principle commitments at June 30, 1999 consist of monthly operating rental payments, compensation of employees and accounts payable. In addition, the accrued loss on the disposal of Medical Marketplace (see Note 13 of Notes to Consolidated Financial Statements) includes notes payable and capital lease obligations which would, should the subsidiary not close as anticipated by the Company in the fourth quarter of fiscal 2000, remain obligations of the Company. Also, at the closing of the proposed acquisition of SSPS, which is anticipated to be in the second quarter of fiscal 2000, the Company has committed to pay cash and notes of approximately $1.5 million for SSPS.

         On July 16, 1999, the Company commenced a private offering (the "Offering") of up to 1,200,000 shares of its common stock (each a "Share" and collectively the "Shares"). The Offering is being conducted under an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act and the provisions of Rule 506 of Regulation D. Sales of the Shares will be made only to "accredited investors," as such term is defined in Rule 501(a) under the Act. The Shares are being offered at a purchase price of $3.875 per share and on a "best efforts all or none" basis with respect to the first 400,000 Shares (the "Minimum Offering"), and on a "best efforts" basis thereafter with respect to the remaining 800,000 Shares (the "Maximum Offering"). The Offering was originally scheduled to terminate on August 30, 1999, but has been extended at the option of the Company. Subscriptions for less than 20,000 Shares (or $77,550) may be accepted at the discretion of the Company. Upon completion of the Minimum Offering and the Maximum Offering, the Company expects to receive gross proceeds of approximately $1,550,000 and $4,650,000, respectively, before deducting commissions (placement agent) and expenses of the Offering (consisting of accounting and legal fees, "blue sky" fees and other related expenses). On October 8, 1999, the Company conducted an interim closing receiving gross proceeds of $2,883,872 from the sale of 744,225 shares of Common Stock.. The proceeds of the Offering will be used to fund the acquisition of SSPS and Impact and the working capital needs of the Company.

         The Company will rely upon its projected cash flow from operations and additional debt and equity financing for its long-term capital needs.

YEAR 2000 COMPLIANCE

         Many  currently   installed   computer   systems  are  not  capable  of
distinguishing 21st century dates from 20th century dates or have been programmed with default dates ending in 99, the common two-digit reference for 1999. As a result, as the Company transitions from the 20th century to the 21st century, computer systems and used by many companies and organizations in a wide variety of industries will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists concerning the scope and magnitude of problems associated with the year 2000 issue.

         STATE OF READINESS. Although the Company has not conducted a formal audit internally or by any third party, based on its current assessment, the Company believes its internal systems are year 2000 compliant. The Company has confirmed that the accounting systems used by it and its wholly owned subsidiaries are year 2000 compliant. However, such a review has not yet been completed on potential acquisition targets. The Company is beginning to communicate with its significant suppliers to determine their year 2000 readiness. The Company has not completed its year 2000 investigation and overall compliance initiative.

         COSTS. To date, the Company has not incurred any material costs directly associated with its year 2000 compliance efforts, except for compensation expenses associated with its salaried employees who have devoted some of their time to the year 2000 assessment. The Company does not expect the total cost of year 2000 problems to be material to its business. During the months prior to the century change, the Company will continue to evaluate new software and information systems provided to it by third parties and any new infrastructure systems that the Company acquires to determine whether they are year 2000 compliant. Despite the Company's current assessment, the Company may not identify and correct all significant year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense and unremediated problems could substantially harm its business. The Company currently has no contingency plans to address the risks associated with unremediated year 2000 problems.

         RISKS. The Company is not currently aware of any year 2000 readiness problems relating to its internally-developed proprietary systems that would substantially harm its business. The Company may discover year 2000 readiness problems in these systems that will require substantial revision. In addition, third-party software, hardware or services incorporated into the Company's material systems may need to be revised or replaced, all of which could be time-consuming and expensive. The Company's failure to fix or replace its internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could substantially harm the Company's business. In addition, governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of the Company's control may not be year 2000 ready. The failure by these entities to be year 2000 ready could result in a systemic failure beyond the Company's control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent the Company from delivering goods to the Company's customers, decrease the use of the Internet or prevent users from accessing the Company's web sites.

         In particular, the Company has identified the following vendors and service providers as significant to its business: Wells Fargo Bank for credit card processing, Masterlink, Inc. for Internet services, Tech Data Corporation for inventory and Deutsche Financial Services for banking and financing services. The Company has not yet received any written assurance from these vendors and service providers as to their readiness for year 2000 issues. However, the Company does monitor the progress of these companies in their year 2000 preparations by reviewing their respective web sites, each of which contains detailed information about their year 2000 preparations. Because the Company has not received written assurances, the Company has assumed that these vendors and services may not be ready for the year 2000 before January 1, 2000, and that their processing capabilities could fail at that time. Based on this assumption, the Company believes such a failure would be the most reasonably likely worst case year 2000 scenarios. If the credit card service fails, the Company would seek to complete credit card transaction manually using temporary staff. If service were not restored promptly, the Company believes switching to another financial institution for automated credit card processing would require approximately 15 days. Similarly, finding alternative vendors for inventory, web site hosting and banking could take approximately 15 to 30 days.

         CONTINGENCY PLAN. As discussed above, the Company is engaged in an ongoing year 2000 assessment and has not yet developed any contingency plans.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at June 30, 1999. However, the Company is exposed to financial market risks, including changes in interest rates. All of the Company's revenue, operating expenses and capital spending is transacted in U.S. dollars. The Company's investments portfolio comprises amounts invested in short term cash deposits and therefore the Company believes that the fair value of its investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of the Company's investment portfolio. However, a sharp increase in interest rates could have a material adverse effect on the fair value of The Company's investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of the Company's investment portfolio. At June 30, 1999 all of the Company's cash and cash equivalents mature in three months or less, and there were no short-term investments.

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

ITEM 8.  CHANGES  IN  AND  DISAGREEMENT   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS,
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the executive officers and directors of the Company:

Name                        Age           Position
----                        ---           --------
Robert Wallace              51            Chairman of the Board
L. Wayne Kiley              56            Director, Chief Executive Officer and
                                          Principal Accounting Officer
Bejan Aminifard             25            Chief Executive Officer of TechStore
Derek Wall                  29            President of TechStore
Brian Hintergardt           41            President of Medical Marketplace
Thomas E. Evans, Jr.        59            Director

ROBERT WALLACE has been Chairman of the Board since April 1999. Since April 1999 he served as Chairman, President and Secretary of E-Taxi, Inc. In addition, Mr. Wallace is the founder and has been the Chairman and President of Gateway Advisors, Inc., a financial advisory firm, since its inception in 1987.
Previously, Mr. Wallace served as a director of, among other companies, International Family Entertainment, Inc. and Media Arts Group, Inc. Gateway Advisors, Inc. has been retained by the Company as its financial advisor.

L. WAYNE KILEY has been the President and Chief Executive Officer of the Company since March 1984, and a director since June 1993. Mr. Kiley was also President of Medical Marketplace from its inception through August 1998. From 1978 to 1983, he was self-employed independent real estate developer in Tuscon, Arizona. From 1970 to 1978, he was the owner of the Business Exchange in Santa Ana, California.

BEJAN AMINIFARD is the founder and has been the Chief Executive Officer of TechStore since its inception in November 1997. Prior to this, Mr. Aminifard was employed by Eversys Corporation as an applications programmer, from June 1996 until June 1997. Prior to that, Mr. Aminfard was a student at the University of California - Berkeley, where he received his Bachelor of Arts degree in Cognitive Sciences in May 1996.

DEREK WALL has served as President of TechStore since April 1998. From January 1997 until March 1998, Mr. Wall served as Senior Vice President of Sales for Dita Eyewear Inc., a high fashion optical company. Prior to that, he served as Chief Executive Officer of Purged Sled Company Inc., a manufacturer and distributor of snowboard equipment, from June 1993 until September 1995.

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

THOMAS E. EVANS, JR. has been a director since February 1994. Since July 1995, he has held various senior management positions with the Orange County Division, of Fidelity National Title Insurance, most recently he has served as President since 1995. Mr. Evans is a member of the American Land Title Association and serves as its current President. Mr. Evans served from 1984 to 1992 as a director of Fidelity National /financial, Inc. which is listed on the New York Stock Exchange.

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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended June 30, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were satisfied, except that Bejan Aminifard filed a Form 3 late and Derek Wall failed to file a Form 3.

ITEM 10. EXECUTIVE COMPENSATION

         The following table shows all the cash compensation paid by the Company to the Chief Executive Officer and two of the Company's officers who received in excess of $100,000 in annual salary and bonus during the fiscal years ended June 30, 1999, 1998, and 1997:

                                       Annual                    Compensation
                                    Compensation                    Awards
       (a)                               (b)           (c)            (d)          (g)           (i)
Name and Principal                                                              Number of
Position - Compensation                 Year         Salary          Bonus       Options      All Other
-----------------------                 ----         ------          -----       -------      ---------
L. Wayne Kiley, President Chief         1999        $-------(1)      $----       100,000        $-----
Executive Officer and Director          1998        $269,228         $----        -----         $-----
                                        1997        $306,977         $----       661,667         4,476

Thomas Mason(2) Vice President          1999        $-------         $----        -----         $-----
                                        1998        $178,800         $----        -----         $-----
                                        1997        $211,976         $----       143,000        $-----

Brian Hintergardt Chief Executive       1999        $120,000                                    $-----
Officer -- Medical Marketplace          1998        $ 20,168                      41,666
                                        1997        $ 19,033

Mauri Lathouwers, Jr.                   1999        $120,000         $----        -----         $3,900
                                        1998        $-------         $----        -----

----------
(1) Mr. Kiley did not receive a salary for the year ended June 30, 1999. However, the exercise price of certain options were reduced to $.60 per share. The Company recorded $ as additional compensation as a result of the exercise price adjustment.

(2)      Mr. Mason's employment with the Company terminated in May, 1998.

         During the year ended June 30, 1999, the Company issued a total of 300,000 options to L. Wayne Kiley, a director and the Company's Chief Executive Officer, and Joe Achten, then a director of the Company, in exchange for loans made to the Company. The exercise price of the 200,000 options issued to Mr. Achten is $.50 per share and the exercise price of the 100,000 options issued to Mr. Kiley is $.60 per share. The options are exercisable until December 31, 2002. See "Certain Relationships and Related Transactions."

1999 STOCK PLAN

         As of April 13, 1999 the Board of Directors of the Company and as of July 12, 1999 a majority of the shares of the Company's voting stock outstanding approved the adoption of the Company's 1999 Stock Plan (hereinafter called the "1999 Plan"). The 1999 Plan has been adopted for the purpose of attracting and retaining persons of ability as directors, employees or consultants or advisors of the Company and its subsidiaries, motivate and reward good performance, encourage such employees to continue to exert their best efforts on behalf of the Company and its subsidiaries and provide opportunities for stock ownership by such employees in order to increase their proprietary interest in the Company by providing incentive awards to key employees, whose responsibilities and decisions directly affect the performance of the Company and its subsidiaries.

         The maximum number of shares of Common Stock with respect to which awards may be granted pursuant to the 1999 Plan is initially 1,700,000 shares. Shares issuable under the 1999 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.

         Subject to compliance with Rule 16b-3 of the Securities Exchange Act of 1934, the Plan shall be administered by the Board of Directors of the Company (the "Board") or, in the event the Board shall appoint and/or authorize a committee, such as the Compensation Committee, of two or more members of the Board to administer the Plan, by such committee. The administrator of the Plan shall hereinafter be referred to as the "Plan Administrator". Except for the terms and conditions explicitly set forth herein, the Plan Administrator shall have the authority, in its discretion, to determine all matters relating to the options to be granted under the Plan, including, without limitation, selection of whether an option will be an incentive stock option or a nonqualified stock option, selection of the individuals to be granted options, the number of shares to be subject to each option, the exercise price per share, the timing of grants and all other terms and conditions of the options.

         Upon a Change in Control of the Company, any award carrying a right to exercise that was not previously exercisable shall become fully exercisable, the restrictions, deferral limitations and forfeiture conditions applicable to any other award granted shall lapse and any performance conditions imposed with respect to awards shall be deemed to be fully achieved.

         Awards under the 1999 Plan may not be transferred, pledged, mortgaged, hypothecated or otherwise encumbered other than by will or under the laws of descent and distribution, except that the Committee may permit transfers of awards for estate planning purposes if, and to the extent, such transfers do not cause a participant who is then subject to Section 16 of the Exchange Act to lose the benefit of the exemption under Rule 16b-3 for such transactions.

         The Board may amend, alter, suspend, discontinue or terminate the 1999 Plan at any time, except that any such action shall be subject to stockholder approval at the annual meeting next following such Board action if such stockholder approval is required by federal or state law or regulation or the rules of any exchange or automated quotation system on which the Common Stock may then be listed or quoted, or if the Board of Directors otherwise determines to submit such action for stockholder approval. In addition, no amendment, alteration, suspension, discontinuation or termination to the 1999 Plan may materially impair the rights of any participant with respect to any award without such participant's consent. Unless terminated earlier by action of the Board of Directors, the 1999 Plan shall terminate ten (10) years after adoption by the stockholders.

        TYPES OF AWARDS

        STOCK OPTIONS. Options granted under the 1999 Plan may be "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Code or stock options which are not incentive stock options ("Non-Incentive Options" and, collectively with Incentive Options, hereinafter referred to as "Options") will be granted, the number of shares subject to each Option granted, the prices at which Options may be exercised (which in the case of an Incentive Option shall not be less than the Fair Market Value of shares of Common Stock on the date of grant), whether an Option will be an Incentive Option or a Non-Incentive Option, the time or times and the extent to which Options may be exercised and all other terms and conditions of Options will be determined by the Committee.

        RESTRICTED AND DEFERRED STOCK. An award of restricted stock or deferred stock may be granted under the 1999 Plan. Restricted stock is subject to restrictions on transferability and other restrictions as may be imposed by the Committee at the time of grant. In the event that the holder of restricted stock ceases to be employed by the Company during the applicable restrictive period, restricted stock that is at the time subject to restrictions shall be forfeited and reacquired by the Company. Except as otherwise provided by the Committee at the time of grant, a holder of restricted stock shall have all the rights of a stockholder including and receive other distribution, without limitation, the right to vote restricted stock and the right to recover dividends thereon. An award of deferred stock is an award that provides for the issuance of stock upon expiration of a deferral period established by the Committee. Except as otherwise determined by the Committee, upon termination of employment of the recipient of the award during the applicable deferral period, all stock that is at the time subject to deferral shall be forfeited. Until such time as the stock which is the subject of the award is unissued, the recipient of the award has no rights as a stockholder.

        PERFORMANCE UNITS. Performance Units may be granted by the Committee to individuals or groups of individuals participating under the 1999 Plan. Performance Units are tied to the successful completion of certain performance driven Company goals during a given period of time and will be assigned a dollar value by the Committee. Upon the satisfactory attainment of the goal identified by the Committee during the period prescribed for its completion, the participant or participants reaching such goal shall be entitled to a payment in settlement of each Performance Unit earned by such participant. Certain adjustments to the amount of the cash payment, if any, to be made incident to a grant of Performance Units may be made by the Committee in the event a participant ceases to be employed by the Company during the performance period or upon the occurrence of a significant event that causes the attainment of the prescribed goal more or less likely to occur during the performance period. Each Performance Unit may be paid in whole shares of Common Stock, including restricted stock and deferred stock, or cash, or in any combination of Common Stock and cash.

EMPLOYMENT AGREEMENTS

         In October 1996, the Company amended its employment agreement with L. Wayne Kiley, the Company's Chairman of the Board, President and Chief Executive Officer. Pursuant to such amendment, (i) the employment agreement's expiration date of October 16, 1997 was extended to October 16, 1999, (ii) in exchange for termination of certain options, Mr. Kiley was granted the right to purchase a number of shares of Common Stock for a period of four (4) years, at a price equal to seventy five percent (75%) of the closing bid price of the Company's shares of Common Stock on the date of grant equal to 2.5%, 3% and 3.5% of the shares outstanding, should the Company report annual earnings before the payment of interest and taxes of $625,000, $875,000 and $1,000,000, respectively, (iii) Mr. Kiley will be paid a cash bonus equal to 5% of any profit realized by the Company from the sale of assets outside the ordinary course of business, and
(iv) an insurance policy covering the life of Mr. Kiley whereby Mr. Kiley's estate will be paid $2,000,000 in exchange for the redemption of the shares of the Company's capital stock beneficially owned by Mr. Kiley. The Agreement contained other customary terms and conditions including termination for cause, non-competition on confidentiality provisions. On April 9, 1999 (and clarified as of October 12, 1999), the Company, Quality Associates, Inc. and Mr. Kiley entered into a settlement agreement (the "Settlement Agreement") whereby Mr. Kiley waived all rights to, certain debts and liabilities owed to Mr. Kiley and Quality Associates ("Liabilities") in the amount of $64,536, and accrued and unpaid salary in the amount of $314,135, in exchange for the repricing of 690,834 options outstanding, resulting in a compensation charge of $204,557, an amount equal to the difference between the fair market value of the repriced options and the Liabilities forgiven under the Settlement Agreement.

         Effective March 31, 1999, E-Taxi entered into an employment agreement for a five (5) year term with Bejan Aminifard covering his employment as Chief Executive Officer of TechStore. Pursuant to such employment agreement, Mr. Aminifard is to receive an annual salary of $75,000 per annum, which may be increased annually in the discretion of the Board of Directors. The employment agreement also provides for an automobile allowance of $500 per month, disability insurance and for bonuses and other incentive compensation as the Board deems appropriate. In connection with such employment agreement, E-Taxi entered into a restricted stock agreement with Mr. Aminifard that provided grants of shares of common stock, so long as TechStore achieves for the twelve
(12) months ended March 31, 2000, certain (i) revenue targets; and (ii) earnings before the payment of interest, taxes, and depreciation ("EBITD") targets, such targets commencing with revenue of not less than $18,500,000 and EBITD of not less than ($185,000).

         Effective March 31, 1999, E-Taxi entered into an employment agreement for a five (5) year term with Derek Wall covering his employment as President of TechStore. Pursuant to such employment agreement, Mr. Wall is to receive an annual salary of $75,000 per annum, which may be increased annually in the discretion of the Board of Directors. The employment agreement also provides for an automobile allowance of $500 per month, disability insurance and for bonuses and other incentive compensation as the Board deems appropriate. In connection with such employment agreement, E-Taxi entered into a restricted stock agreement with Mr. Wall that provided grants of shares of common stock, so long as TechStore achieves for the twelve (12) months ended March 31, 2000, certain (i) revenue targets; and (ii) earnings before the payment of interest, taxes, and depreciation ("EBITD") targets, such targets commencing with revenues of not less than $18,500,000 and EBITD of not less than ($185,000).

CONSULTING AGREEMENT

         In April 1999, the Company entered into a consulting agreement with Thomas Browne, dated April 13, 1999, whereby Mr. Browne agreed to provide financial accounting services to the Company for a period of five (5) months. As consideration, the Company granted Mr. Browne an option to purchase 125,000 shares of common stock at an exercise price of $2.50 per share. Prior to his consultancy with the Company, Mr. Browne was employed by Infoseek in a variety of accounting positions, most recently as Corporate Controller.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of September 30, 1999, with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares of the Company's Common Stock; (ii) each of the Company's named executive officers and directors; and (iii) the directors and named executive officers of the Company as a group:

NAME AND ADDRESS OF            SHARES OF COMMON STOCK
 BENEFICIAL OWNER(1)            BENEFICIALLY OWNED(2)        PERCENT OF CLASS(3)
 -------------------            ---------------------        -------------------

Robert M. Wallace(4)                 6,426,800(5)                     45.3%

L. Wayne Kiley(6)                    1,123,351(7)                      8.3%

Thomas Evans(8)                         50,833(9)                         *

Bejan Aminifard(10)                  1,824,500                        13.7%

Derek Wall(11)                         414,975                         3.3%

Brian Hintergardt(12)                   41,666(13)

All Officers and Directors           9,882,125(5)(7)(9)(13)           65.6%
as a Group (4 persons)

----------
* Represents less than 1% of the total number of shares of the Company's Common Stock outstanding,

1.       Unless   noted   otherwise,   the   address  for  such  person  is  c/o
         eMarketplace, Inc., 255 West Julian Street, Suite 100, San Jose, CA 95110,

2. Unless noted otherwise, all shares indicated as beneficially owned are held of record by and the right to vote and transfer such shares lies with the person indicated. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.

3.       Calculated based upon 12,691,460 shares of common stock outstanding.

4. Mr. Wallace is the Chairman of the Board of the Company and E-Taxi, Inc., a wholly-owned subsidiary of the Company ("E-Taxi").

5. Includes (i) 24,000 shares of the Issuer's common stock owned by Gateway Advisors, Inc. ("Gateway Advisors"), a company majority owned and controlled by Mr. Wallace, (ii) 1,500,000 shares of Common Stock issuable to Gateway Advisors upon the exercise of a Common Stock Purchase Warrant held thereby, and (iii) 102,800 shares of Common Stock held by the Gateway Advisors Profit Sharing Plan.

6. Mr. Kiley is a director, Chief Executive Officer and Chief Accounting Officer of the Company

7. Includes (i) 249,184 shares of Common Stock owned jointly with Mr. Kiley's wife, (ii) 790,834 shares of Common Stock issuable upon the exercise of stock options at an exercise price $.60 per share, and
         (iii) 83,333 shares of Common Stock held by the Kiley Children's Trust, a trust maintained for the benefit of Mr. Kiley's children.

8.       Mr. Evans is a director of the Company.

9. Includes 30,833 shares of Common Stock issuable upon the exercise of options at an exercise prices of $1.00 per share and $1.68 per share.

10.      Mr. Aminifard is the Chief Executive Officer of TechStore LLC.

11.      Mr. Wall is the President of TechStore.

12.      Mr. Hintergardt is the Chief Executive Officer of Medical Marketplace.

13.      Includes 41,666 shares issuable upon the exercise of stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of April 9, 1999, the Company and Gateway Advisors, Inc. ("Gateway Advisors"), a company owned and controlled by Robert M. Wallace (the Company's current Chairman of the Board), entered into a Financial Advisory Agreement, pursuant to which Gateway Advisors agreed to provide certain business development and financial advisory services for a period of two (2) years in exchange for the issuance by the Company of 1,500,000 Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one (1) share of the Company's Common Stock at an exercise price of $2.50 per share until April 8, 2000.

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

         As of April 9, 1999 (and clarified as of October 12, 1999), the Company entered into an Agreement with L. Wayne Kiley, the Company's President, Chief Executive Officer and at that time Chairman of the Board, pursuant to which Mr. Kiley waived (i) his rights to accrued and unpaid salary in the amount of $314,135 (ii) all of his rights under his employment agreement with the Company, including without limitation, all future compensation, and (iii) on behalf of Quality Associates, Inc. (a company owned and controlled by Mr. Kiley) its rights to accrued and unpaid rent with respect to the Company's executive offices, in the amount of $64,536. In exchange for the foregoing, the Company reduced the exercise price of (a) 661,667 options held by Mr. Kiley from $1.00 to $.60 per share and (b) 29,167 options held by Mr. Kiley from $1.68 to $.60 per share. In addition, the Company agreed to include the shares issuable upon the exercise of such options as well as certain other options issued to management and certain consultants under a Registration Statement on Form S-8 to be filed with the Commission in the near future.

         As of April 21, 1999, the Company and each of the stockholders of E-Taxi, Inc., a Delaware corporation ("E-Taxi"), entered into a Stock Purchase Agreement, pursuant to which the Company acquired all of the issued and outstanding capital stock of E-Taxi on April 23, 1999. As consideration for 9,074,000 shares of the E-Taxi's common stock and 400,000 shares of the E-Taxi's Series A Preferred Stock, the Company issued an aggregate of 9,074,000 shares of the Company's common stock, par value $.0001 per share, and 400,000 shares of the Company's Series A Preferred Stock, par value $.0001 per share. Messrs. Wallace, Aminifard and Wall were significant stockholders of E-Taxi. See "Business" and "Principal Stockholders."

         On April 1, 1998, TechStore, a subsidiary of the Company, entered into a month-to-month lease agreement for office space owned by Bejan Aminifard, an officer and a 10% stockholder of the Company. The lease is for the operations of TechStore and Office Express located at 14 Commercial Boulevard, Suite 127 and 129, Novato, CA. The lease payments are approximately $1,500 per month and require the tenant to maintain the premises at its expense.

         On October 1, 1998, E-Taxi entered into a Consulting Agreement with Gateway Advisors, Inc., a financial advisory firm principally owned and controlled by Robert Wallace, Chairman of the Board. Pursuant to the Consulting Agreement, Gateway agreed to, among other things (i) conduct a search for acquisition candidates; (ii) conduct market research and analysis; (iii) evaluate, negotiate, and structure the acquisition of target companies. In exchange for its services, Gateway is paid a quarterly fee of $30,000, plus reimbursement for any expenses associated with its consultancy. By its terms, the Consulting Agreement expired on September 30, 1999.

         In each of January and April 1999, Joseph Achten, a former Director of the Company, loaned the Company $50,000 (for a total of $100,000) to fund the Company's the working capital needs of the Company. Under promissory notes executed by the Company (the "Notes"), $50,000 was to be repaid in each of July and September 1999 and all amounts under the Notes accrued interest at 10% per annum. The maturity dates of the notes have been extended to December 31, 1999. As additional consideration for the loans the Company issued to Mr. Achten options to purchase 200,000 shares of the Company's common stock exercise at any time prior to December 31, 2002 at an exercise price of $.50 per share.

         In November and December 1998 and January 1999, the Company borrowed a total of $67,000 from L. Wayne Kiley, the Company's Chief Executive Officer and former Chairman of the Board. In exchange for the loans, the Company (i) issued to Mr. Kiley promissory notes in the aggregate principal amount of $67,000 bearing interest at a rate of 10% per annum which are due three (3) days following written demand for payment, (ii) granted Mr. Kiley a security interest in the Company's assets, and (iii) issued to Mr. Kiley options to purchase 100,000 shares of the Company's common stock exercisable at any time prior to December 31, 2002 at an exercise price of $.60 per share.

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

(a) EXHIBITS

The following is a list of exhibits filed as part of this Annual Report. Where so indicated by footnote, the exhibits have either been previously filed, and are hereby incorporated by reference:

Exhibit No.
-----------

3.01              Certificate of Incorporation of the Company.  (1)

3.02              Articles of Incorporation of TechStore, LLC

3.03              Certificate of Incorporation of TopTeam, Inc.

3.04              By-Laws of the Company.  (1)

3.05              By-Laws of TopTeam, Inc.

3.06              Certificate  of  Designation  with  respect  to the  Series  A
                  Preferred Stock.

3.07              Certificate of Amendment of Certificate of Incorporation.

4.01              Certificate for shares of Common Stock.  (1)

10.01             Operating Agreement for TechStore, LLC.

10.2 Stock Purchase Agreement, dated as of April 21, 1999, among the Company and the stockholders of E-Taxi, Inc. (1)

10.3 Financial Advisory Agreement, dated as of April 9, 1999, between the Company and Gateway Advisors, Inc.(1)

10.4 Consulting Agreement, dated as of October 1, 1999, between E-Taxi, Inc. and Gateway Advisors, Inc.

10.5 Form of Settlement Agreement with the Class D Common Stock Warrantholders. (1)

10.6 Settlement Agreement, dated as of April 9, 1999, between the Company and Victoria Holdings, Inc. (1)

10.7 Letter Agreement, dated as of April 9, 1999, among the Company, L. Wayne Kiley and Quality Associates, Inc.

10.8 Contribution Agreement dated as of March 31, 1999 by and among Gateway Advisors, Inc., Bejan Aminifard, Mosen Aminifard and Derek Wall.

10.9 Consulting Agreement between the Company and Thomas Browne dated as of April 26, 1999.

10.10 Stock Purchase Agreement, dated as of June 14, 1999, among E-Taxi, Inc. and all of the shareholders of SSPS, Inc. (1)

10.11 Membership Interest Purchase Agreement dated as of June 14, 1999 among E-Taxi, Inc. and all of the interest holders of Impact Team International, LLC. (1)

10.12 Stock Purchase Agreement entered into on October 12, 1999 and dated as of June 30, 1999 among the Company, Brian Hintergardt and Maruice Lathouwers.

21.01             Subsidiaries of the Registrant

----------
(1)      Previously filed with the Securities and Exchange Commission.


(B)      REPORTS ON FORM 8-K

         (1)  Current Report on Form 8-K filed on May 10, 1999, Items 1,2 and 5.
         (2)  Current Report on Form 8-K filed on April 1, 1999, Item 5.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 PAGES
                                                                                 -----
Report of Independent Auditors.................................................   F-1

Consolidated Balance Sheet as of June 30, 1999.................................   F-2

Consolidated Statements of Operations for the year ended June 30, 1999 and
the period from April 14, 1998 (inception) to June 30, 1998....................   F-3

Consolidated Statements of Stockholders' Equity for the year ended
June 30, 1999 and the period from April 14, 1998 (inception) to June 30, 1998..   F-4

Consolidated Statements of Cash Flows for the year ended
June 30, 1999 and the period from April 14, 1998 (inception) to June 30, 1998..   F-5

Notes to Consolidated Financial Statements.....................................   F-6

                                . . . . . . . . .

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of eMarketplace, Inc.



                  We have audited the accompanying consolidated balance sheet of eMarketplace, Inc. (formerly Computer Marketplace, Inc.) and its subsidiaries as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eMarketplace, Inc. and its subsidiaries as of June 30, 1999, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.







                                             MOORE STEPHENS, P. C.
                                             Certified Public Accountants.


Cranford, New Jersey
September 16, 1999
[Except for Notes 17A, B and E as to which the dates are October 12, 12 and 11, 1999, respectively]

EMARKETPLACE, INC. AND ITS SUBSIDIARIES


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1999.

ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                              $  1,255,966
   Accounts Receivable (Less Allowance For Doubtful Accounts of $5,032)         57,318
   Prepaids and Other Current Assets                                            35,060
                                                                          ------------

   TOTAL CURRENT ASSETS                                                      1,348,344
                                                                          ------------

   PROPERTY AND EQUIPMENT (LESS ACCUMULATED DEPRECIATION OF $294,503)           43,955
                                                                          ------------

OTHER ASSETS:
   Intangible Assets (Less Accumulated Amortization of $404,174)            11,335,749
   Deposits                                                                    105,765
                                                                          ------------

   TOTAL OTHER ASSETS                                                       11,441,514

   TOTAL ASSETS                                                           $ 12,833,813
                                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Notes Payable to Related Party                                         $    167,000
   Notes Payable                                                                12,167
   Accounts Payable                                                            776,856
   Accrued Loss on Disposal of Acquired Subsidiary (13)(17A)                   661,287
   Other Accrued Liabilities                                                   175,676
                                                                          ------------

   TOTAL CURRENT LIABILITIES                                                 1,792,986
                                                                          ------------

COMMITMENTS AND CONTINGENCIES                                                       --

STOCKHOLDER'S EQUITY:
   Preferred Stock - $.0001 Par Value, 1,000,000 Shares Authorized,
     No Shares Issued and Outstanding                                               --
   Common Stock - $.0001 Par Value, 50,000,000 Shares
     Authorized, 12,691,460 Shares Issued and Outstanding                        1,269
   Capital in Excess of Par Value                                           12,491,501
   Common Stock Subscription Notes Receivable                                  (70,020)
   Accumulated Deficit                                                        (735,428)
   Deferred Compensation                                                      (646,495)
                                                                          ------------

   TOTAL STOCKHOLDERS' EQUITY                                               11,040,827
                                                                          ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 12,833,813
                                                                          ============


See Notes to Consolidated Financial Statements.

EMARKETPLACE, INC. AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             PERIOD FROM
                                                                            APRIL 14, 1998
                                                               YEAR ENDED   (INCEPTION) TO
                                                                JUNE 30,        JUNE 30,
                                                                 1999            1998
                                                             ------------    ------------
REVENUE                                                      $  2,208,855    $         --
                                                             ------------    ------------

OPERATING COSTS AND EXPENSES:
   Cost of Revenue                                              2,061,725              --
   Selling, General and Administrative                            453,616           8,071
   Product Development                                             19,173              --
   Amortization of Goodwill and Other Acquired Intangibles        404,174              --
                                                             ------------    ------------

   TOTAL OPERATING COSTS AND EXPENSES                           2,938,688           8,071
                                                             ------------    ------------

LOSS FROM OPERATIONS                                             (729,833)         (8,071)

INTEREST INCOME                                                     5,795             940
INTEREST EXPENSE                                                   (4,259)             --
                                                             ------------    ------------

   NET LOSS                                                  $   (728,297)   $     (7,131)
                                                             ============    ============

NET LOSS PER SHARE:
   Basic and Diluted                                         $      (0.06)   $         --
                                                             ============    ============
   Weighted Average Common Shares Outstanding                  11,224,793      11,091,460
                                                             ============    ============

See Notes to Consolidated Financial Statements.

EMARKETPLACE, INC. AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                   COMMON STOCK
                                                                                                     CAPITAL IN     SUBSCRIPTION
                                          PREFERRED STOCK                  COMMON STOCK               EXCESS OF         NOTES
                                      SHARES           AMOUNT          SHARES          AMOUNT         PAR VALUE      RECEIVABLE
                                    ------------    ------------    ------------    ------------    ------------    ------------
Issuance of Subscribed Common
   Stock in April 1998                        --    $         --       6,360,000    $        636    $     63,924    $    (64,560)

Issuance of Common Stock in
   April 1998 for Consulting
   Services                                   --              --         100,000              10              90              --
Issuance of Common Stock in
   E-Taxi Combination [1]                400,000              40       9,074,000             907            (942)             --
Interest Income Accrued                       --              --              --              --              --            (940)
Net Loss                                      --              --              --              --              --              --
Recapitalization Adjustment                   --              --      (6,460,000)           (646)            646              --
                                    ------------    ------------    ------------    ------------    ------------    ------------

BALANCE - JUNE 30, 1998                  400,000              40       9,074,000             907          63,713         (65,500)

Issuance of Common Stock in
   April 1999 for Consulting
   Services                                   --              --          60,000               6          29,994              --
Issuance of Common and
   Preferred Stock in April 1999
   for Acquisition of TechStore          310,000              31       1,744,000             174       1,491,795              --
Sale of Common and Preferred
   Stock for Cash in April 1999           90,000               9         810,000              81       1,406,160              --
Recapitalization Adjustment             (400,000)            (40)     (2,614,000)           (261)            301              --
Acquired Deficiency of CMP [1]                --              --       2,017,460             202        (472,972)             --
Goodwill Recorded on E-Taxi
   Combination [1]                            --              --              --              --       9,972,630              --
Amortization of Deferred
   Compensation Associated
   with Stock Options Issued to a
   Consultant by Acquired Company             --              --              --              --              --              --
Amortization of Deferred
   Compensation Associated with
   Financial Advisory Agreement               --              --              --              --              --              --
Conversion of Preferred Stock
    to Common in May 1999               (400,000)            (40)      1,600,000             160            (120)             --
Interest Income Accrued                       --              --              --              --              --          (4,520)
Net Loss                                      --              --              --              --              --              --
                                    ------------    ------------    ------------    ------------    ------------    ------------

BALANCE - JUNE 30, 1999                       --              --      12,691,460    $      1,269    $ 12,491,501    $    (70,020)
                                    ============    ============    ============    ============    ============    ============

See Notes to Consolidated Financial Statements.

EMARKETPLACE, INC. AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         TOTAL
                                        DEFERRED      ACCUMULATED     STOCKHOLDERS'
                                      COMPENSATION      DEFICIT          EQUITY
                                      ------------    ------------    ------------
Issuance of Subscribed Common
   Stock in April 1998                $         --    $         --    $         --

Issuance of Common Stock in
   April 1998 for Consulting
   Services                                     --              --             100
Issuance of Common Stock in
   E-Taxi Combination [1]                       --              --              --
Interest Income Accrued                         --              --            (940)
Net Loss                                        --          (7,131)         (7,131)
Recapitalization Adjustment                     --              --              --
                                      ------------    ------------    ------------

BALANCE - JUNE 30, 1998                         --          (7,131)         (7,971)

Issuance of Common Stock in
   April 1999 for Consulting
   Services                                     --              --          30,000
Issuance of Common and
   Preferred Stock in April 1999
   for Acquisition of TechStore                 --              --       1,492,000
Sale of Common and Preferred
   Stock for Cash in April 1999                 --              --       1,406,250
Recapitalization Adjustment                     --              --              --
Acquired Deficiency of CMP [1]            (757,156)             --      (1,229,926)
Goodwill Recorded on E-Taxi
   Combination [1]                              --              --       9,972,630
Amortization of Deferred
   Compensation Associated
   with Stock Options Issued to a
   Consultant by Acquired Company           58,661              --          58,661
Amortization of Deferred
   Compensation Associated with
   Financial Advisory Agreement             52,000              --          52,000
Conversion of Preferred Stock
    to Common in May 1999                       --              --              --
Interest Income Accrued                         --              --          (4,520)
Net Loss                                        --        (728,297)       (728,297)
                                      ------------    ------------    ------------

BALANCE - JUNE 30, 1999               $   (646,495)   $   (735,428)   $ 11,040,827
                                      ============    ============    ============

See Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

EMARKETPLACE, INC. AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         PERIOD FROM
                                                                                        APRIL 14, 1998
                                                                            YEAR ENDED  (INCEPTION) TO
                                                                             JUNE 30,      JUNE 30,
                                                                              1999           1998
                                                                           -----------    -----------
OPERATING ACTIVITIES:
   Net Loss                                                                $  (728,297)   $    (7,131)
   Adjustments to Reconcile Net Loss to Net Cash Provided
     (Used) by Operating Activities:
     Consulting Services Paid for by Issuance of Common Stock                   30,000            100
     Amortization of Deferred Compensation Associated with
       Issuance of Stock Options and Warrants                                  110,661             --
     Depreciation                                                                5,815             --
     Amortization                                                              404,174             --
     Interest Accrued on Stockholder Notes                                      (4,520)          (940)
     Changes in Assets and Liabilities:
     Accounts Receivable                                                       (31,480)            --
     Other Assets                                                              (33,781)            --
     Accounts Payable                                                          175,432            649
     Accrued Liabilities                                                       (42,327)         7,322
                                                                           -----------    -----------

   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           (114,323)            --
                                                                           -----------    -----------

INVESTING ACTIVITIES:
   Purchase of Fixed Assets                                                     (4,511)            --
   Cash Received from Acquisitions - Net of Cash Paid                           21,550             --
                                                                           -----------    -----------

   NET CASH PROVIDED BY INVESTING ACTIVITIES                                    17,039             --
                                                                           -----------    -----------

FINANCING ACTIVITIES:
   Repayment of Loans Assumed in Acquisitions                                  (53,000)            --
   Proceeds from Issuance of Common and Convertible Preferred Stock          1,406,250             --
                                                                           -----------    -----------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,353,250             --
                                                                           -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                        1,255,966             --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                                    --             --
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIODS                                 $ 1,255,966    $        --
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for the periods:
     Interest                                                              $     4,259    $        --
     Income Taxes                                                          $        --    $        --

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of Common and Convertible Preferred Stock for
     Acquisition of TechStore                                              $ 1,492,000    $        --
   Issuance of Common and Convertible Preferred Stock for Reverse
     Acquisition of E-taxi                                                 $ 9,499,860    $        --
   Deferred Compensation Assumed in Reverse Acquisition of E-taxi          $  (757,157)   $        --

See Notes to Consolidated Financial Statements.

EMARKETPLACE, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


(1) ORGANIZATION AND BUSINESS

eMarketplace, Inc. (formerly Computer Marketplace, Inc.) (the "Company") is a California corporation, that was incorporated on July 19, 1983, as Quality Associates, Inc. and changed its name to Computer Marketplace in June 1987. In March 1993, Computer Marketplace changed its name to Computer Marketplace(R), Inc. ("Computer Marketplace") and its state of incorporation from California to Delaware. In September of 1999, the name of the Company was again changed to eMarketplace, Inc. Until April 1999, the Company was primarily engaged in the wholesale distribution of new and used computer equipment to dealers, computer maintenance companies, leasing companies, equipment brokers, and end users, despite the fact that the Company was in the process of winding down its business because it failed to operate profitably since the fiscal year ended June 1994. Computer Marketplace's wholly owned subsidiary, Medical Marketplace, which engages in the distribution of used medical equipment to health care providers, was reflected as disposed of at the time of the merger between Computer Marketplace and E-Taxi, Inc. ("E-Taxi"). An estimated loss on disposal was recorded.
[See Notes 3 and 17]

On April 23, 1999, the Company acquired E-Taxi, Inc. ("E-Taxi") in a business combination accounted for as a "reverse acquisition." As consideration for 9,074,000 shares of E-Taxi's common stock and 400,000 shares of E-Taxi's Series A preferred stock, the Company issued an aggregate of 9,074,000 shares of common stock, par value $.0001 per share, and 400,000 shares of Series A Preferred Stock, par value $.0001 per share. For accounting purposes, E-Taxi is deemed to be the acquirer, and the Company is deemed to be acquired, under the purchase method of accounting. Therefore, the financial information presented herein represents the historical results of E-Taxi and the results of the Company from April 23, 1999 (date of acquisition) only, and the Statement of Stockholders' Equity reflects the acquisition of the outstanding shares of Computer Marketplace, Inc.'s outstanding common shares as of April 23, 1999 of 2,017,460. E-Taxi was incorporated in the state of Delaware on April 14, 1998 to develop a vertical Internet portal for the small office, home office ("SOHO") market.

The acquisition of E-Taxi by the Company signified the adoption by the Company of a new corporate strategy to develop, operate and acquire Internet businesses that provide content, commerce and online services to demographically-targeted audiences.

In April 1999, immediately prior to the Company's acquisition of E-Taxi, E-Taxi acquired TechStore, L.L.C. ("TechStore"), an online retailer of computer hardware and software, in a business combination accounted for as a purchase. The results of operations include the results of TechStore from the date of acquisition (See Note 3).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SALE OF STOCK BY A SUBSIDIARY - Changes in the Company's proportionate share of subsidiary equity are accounted for as equity transactions.

BASIS OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of eMarketplace and various subsidiaries in which the Company holds a majority ownership interest. The subsidiaries are: Computer Marketplace, Inc., E-Taxi, Inc. and TechStore, LLC. All material intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION - The Company records product sales revenue when goods have been shipped.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at June 30, 1999.

EMARKETPLACE, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2
================================================================================

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY - The Company's policy is to state inventory at the lower of cost or net realizable value. The company did not have any inventory at June 30, 1999.

PROPERTY AND EQUIPMENT AND DEPRECIATION - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years.

INTANGIBLES   AND   AMORTIZATION  -  Intangible   assets  are  stated  at  cost.
Amortization is computed using the straight-line method over the estimated useful lives of the related assets, which is generally four to five years.

IMPAIRMENT - Long-lived assets of the Company are reviewed at least annually as to whether their carrying value has become impaired pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires long-lived assets, if impaired, to be remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives.

NET LOSS PER SHARE OF COMMON STOCK - Net loss per share of common stock is computed reflecting the shares issued in the reverse acquisition as outstanding for all periods presented and on the basis of the weighted average shares of common stock outstanding. Potential common shares arising from the effect of dilutive stock options and warrants using the treasury stock method are included if dilutive. For fiscal years 1999 and 1998, the per share results were computed without consideration for contingently issuable shares underlying stock options and warrants as the effect on the per share results would be anti-dilutive. See Notes 8 and 10 for further details on contingently issuable shares.

COMPREHENSIVE INCOME - The Company does not have any transactions included in comprehensive income.

SEGMENTS - Effective July 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the years ended June 30, 1999 and 1998, the Company operated in a single business segment, primarily in the United States. Through June 30, 1999, foreign operations have not been significant in either revenue or investment in long-lived assets.

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

ADVERTISING COSTS - Advertising costs are expensed when incurred. Advertising costs amounted to $45,917 and $-0- for the years ended June 30, 1999 and 1998, respectively.

RESEARCH AND DEVELOPMENT - Research and development costs are charged to expense as incurred. Research and development costs amounted to $19,173 and $-0- for the years ended June 30, 1999 and 1998, respectively.

EMARKETPLACE, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
================================================================================

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS ISSUED TO EMPLOYEES - The Company adopted SFAS No. 123 on July 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25 for financial reporting purposes.

(3) ACQUISITIONS

On April 23, 1999, Computer Marketplace, Inc., (or "CMP") acquired E-Taxi, Inc. ("E-Taxi") in a business combination accounted for as a "reverse acquisition." As consideration for 9,074,000 shares of E-Taxi's common stock and 400,000 shares of E-Taxi's Series A preferred stock, CMP issued an aggregate of 9,074,000 shares of common stock, par value $.0001 per share, and 400,000 shares of Series A Preferred Stock, par value $.0001 per share. For accounting purposes, E-Taxi is deemed to be the acquirer, and CMP is deemed to be acquired, under the purchase method of accounting. Therefore, the financial information presented herein represents the historical results of E-Taxi and the results of CMP from April 23, 1999 (date of acquisition) only. The total purchase price, including stock valued at approximately $9.5 million and acquisition related expenses of approximately $95,700 was allocated to net liabilities of CMP of $(472,972), and $9,972,630 of goodwill, which is being amortized using the straight-line method over its estimated useful life of five years.

In April 1999, E-Taxi acquired TechStore, an online retailer of computer hardware and software, in a business combination accounted for using the purchase method of accounting. The results of operations include the results of TechStore from the date of acquisition. The purchase price, which consisted of stock valued at $1,492,000, cash of $66,667 and acquisition related expenses of approximately $38,300, was allocated $(170,300) to net tangible liabilities acquired, $140,000 to developed technology, $160,000 to established workforce, $280,000 to trademarks, and $1,187,300 to goodwill. The value and estimated lives of the identified intangible assets was determined by a third-party valuation. The intangible assets are being amortized over their estimated useful lives of four years.

The following unaudited pro forma financial information reflects the results of operations for the year ended June 30, 1999 as if the acquisitions had occurred on July 1, 1998, and after giving effect to purchase accounting adjustments. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on July 1, 1998 and may not be indicative of future operating results. (Data for the year ended June 30, 1998 are not meaningful).

                                                         YEAR ENDED
                                                          JUNE 30,
                                                           1 9 9 9
                                                         [UNAUDITED]
                                                         -----------

Revenues                                                $  9,756,060
Income (Loss) from Operations                             (4,390,304)
Net Income (Loss)                                         (4,842,488)
Net Loss per Share:
   Basic and Diluted                                                 (.43)

EMARKETPLACE, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
================================================================================

(4) INTANGIBLE ASSETS

Intangible assets consists of the following as of June 30, 1999:

Goodwill                                    $     11,159,923
Acquired Technology                                  140,000
Established Workforce                                160,000
Trademarks                                           280,000
                                            ----------------

Total                                             11,739,923
Less:  Accumulated Amortization                     (404,174)

   TOTAL                                    $     11,335,749
   -----                                    ================

Amortization expense for the years ended June 30, 1999 and 1998 was $404,173 and $-0-, respectively.

(5) PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 1999:

Computer Hardware and Software              $        253,616
Office Equipment                                      12,360
Furniture and Fixtures                                67,632
Automobiles and Trucks                                 4,850
                                            ----------------

Total                                                338,458
Less:  Accumulated Depreciation                     (294,503)

   TOTAL                                    $         43,955
   -----                                    ================

Depreciation expense for the years ended June 30, 1999 and 1998 was $5,815 and $-0-, respectively.

(6) COMMITMENTS

The Company leases office space under month-to-month leases. See Note 15 for related party lease.

Total rent expense under all operating leases for the years ended June 30, 1999 and 1998 was $4,450 and $-0-, respectively.

(7) NOTES PAYABLE - RELATED PARTY

$100,000 is payable to a director of the Company, and consists of two secured promissory notes, each for $50,000 bearing interest at 10% and payable within three days of demand dated on January 26, 1999 and April 15, 1999, respectively. These notes are fully collateralized by all real and personal property. In conjunction with these notes, the Company granted the director fully vested options to purchase a total of 200,000 shares of common stock at $0.50 per share. Prior to it's reverse merger with E-Taxi, CMP recorded the difference between the market value of the options on the date of grant and the exercise price, totaling $125,000, in compensation expense associated with these options (See Note 17E).

$67,000 is payable to an officer of the Company and consists of the following:

Secured Promissory Note                $         50,000     10% interest
Promissory Note                                  10,000     12% interest
Promissory Note                                   7,000     12% interest
                                       ----------------

   TOTAL                               $         67,000
                                       ================

EMARKETPLACE, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
================================================================================

(7) NOTES PAYABLE - RELATED PARTY (CONTINUED)

These notes are payable within three days of demand. The secured promissory note is fully collateralized by all real and personal property. In conjunction with these notes, the Company granted the director fully vested options to purchase a total of 100,000 shares of common stock at $.60 per share. Prior to it's reverse merger with E-Taxi, CMP recorded the difference between the market value of the options on the date of grant and the exercise price, totaling $33,000, in compensation expense associated with these options.

The prime rate at June 30, 1999, was 8.25%.

(8) EMPLOYMENT CONTRACTS

The Company has employment contracts with two officers of one of its wholly owned subsidiaries. These contracts are for a term of five years. Under the terms of the contracts, the two officers are each eligible for cash performance bonuses based on the subsidiary's revenue and earnings before interest, taxes and deprecation ("EBITD"), up to a maximum of 100% of their base salary. The base salary of $75,000 is subject to reviewed and adjustment annually. In addition, each officer is entitled to a $500 per month automobile allowance. In connection with these employment agreements, the Company also granted each of the two officers a Restricted Stock Award for 500,000 shares each which vest 100% on March 31, 2000 subject to continued employment and attainment of certain revenue and EBITD targets. Because the likelihood of attainment of the targets is considered by management to be remote, these shares have not been issued as of June 30, 1999 and no expense has been recorded associated with these shares.

(9) INCOME TAXES

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating loss and tax credits in the event of a change in ownership as defined in the Internal Revenue Code. Accordingly, the Company's ability to utilize net operating loss and credit carryforwards may be limited as a result of such an "ownership change." Management has not determined whether such an ownership change has occurred.

Generally accepted accounting principles require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. At June 30, 1999, management cannot estimate the deferred tax asset attributable to operating loss carryforwards. However, because the Company does not as yet have a history of continuing profitability, any deferred tax asset established for the operating loss carryforward would correspondingly require a valuation of allowance of the same amount. Accordingly, no deferred tax asset is reflected in these consolidated financial statements.

No provision for Federal income taxes has been made during the fiscal years ended June 30, 1999 and 1998, because of the Company's net loss position.

(10) STOCKHOLDERS' EQUITY

PRIVATE PLACEMENT - In April 1999, E-Taxi, Inc. completed a private placement of 810,000 shares of common stock at $0.625 per share and 90,000 shares of Series A convertible preferred stock at $10.00 per share, realizing proceeds of $1,406,250.

CONVERSION OF PREFERRED STOCK - As of the close of business on April 28, 1999, the Company's common stock had a closing price of greater than $3.75 per share for more than three consecutive days, and based upon the terms of the Series A convertible preferred stock, all outstanding shares of preferred stock converted into common stock at a one to four ratio, resulting in the cancellation of 400,000 shares of preferred stock and the issuance of 1,600,000 shares of common stock.

EMARKETPLACE, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
================================================================================

(10) STOCKHOLDERS' EQUITY (CONTINUED)

STOCK COMPENSATION PLANS - All of the stock option activity presented below was recorded by Computer Marketplace prior to its reverse merger with E-Taxi. Because these financial statements represent the historical results of E-Taxi and combine the results of Computer Marketplace only from its date of acquisition of April 23,1999, no charges are included in the income statement for options issued to consultants other than the amortization of deferred compensation after April 23, 1999.

In January 1996, 157,083 non-qualified stock options were granted to employees of Computer Marketplace and its subsidiaries, and to non-employee directors, to purchase shares of Computer Marketplace's common stock at an exercise price equal to $1.6875, which was equal to 100% of the market value of the Company's common stock on the date of grant. The stock options required future employment or services to Computer Marketplace and vested one third each on January 3, 1997, January 3, 1998, and January 3, 1999, respectively. The stock options must be exercised by January 3, 2006. As of June 30, 1999, 13,666 of these options are outstanding and exercisable.

In December 1996, the Company issued to certain employees, officers and directors options to purchase an aggregate of 1,000,000 shares of Computer Marketplace's Common Stock during a four year period commencing on January 1, 1997 at an exercise price of $1.00 per share (the "Management Options"). In exchange for the issuance of certain of the Management Options, certain option holders surrendered for cancellation an aggregate of 242,250 options previously issued in June 1996 for 722,500 of the Management Options.
As of June 30, 1999, 153,333 of these options are outstanding and exercisable.

In September 1998, 185,000 options were issued to employees and consultants at $1.00 per share, which was higher than the market value of the shares on the date of grant. Compensation expense associated with the options issued to consultants computed using the Black-Scholes model of $36,632 was recorded.

In November 1998, options to purchase a total of 100,000 shares were granted to an officer of Computer Marketplace, with an exercise prices less than market value on the date of grant, in conjunction with loans to Computer Marketplace of $50,000. Compensation charges equal to the difference between the market value and the exercise price of $33,000 were recorded by the predecessor company prior to its merger with E-Taxi.

In January and April 1999, options to purchase a total of 200,000 shares were granted to a director of Computer Marketplace, with an exercise prices less than market value on the date of grant, in conjunction with loans to Computer Marketplace of $100,000. Compensation charges equal to the difference between the market value and the exercise price of $125,000 were recorded by the predecessor company prior to its merger with E-Taxi.

In March 1999, 60,000 shares of common stock were granted to consultants as payment for services rendered to E-Taxi, resulting in a charge to compensation expense of $30,000.

In April 1999, 690,834 options outstanding for the chief executive officer of the Company were repriced in conjunction with the cancellation of liabilities, resulting in a compensation charge of $204,557, which was equal to the difference between the fair value of the repriced options and the liabilities forgiven.

In April 1999, 40,000 shares of common stock were granted to Directors as payment for services rendered to the Company, resulting in a charge to compensation expense of $150,000.

In April of 1999, pursuant to a settlement agreements, the Company cancelled options issued to non-employees in addition to obligations for 1,000,000 shares of the Company's common stock in exchange for the issuance of 250,000 shares of common stock. The options had a unamortized deferred compensation balance of $274,372, and accordingly, expensed the $274,372 as the fair value of the shares issued.

EMARKETPLACE, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
================================================================================

(10) STOCKHOLDERS' EQUITY (CONTINUED)

In April 1999, the Company granted to a consultant options to purchase 125,000 shares of the Company's common stock. The options vest monthly in increments of 25,000, commencing May 1, 1999. As a result, deferred compensation of $146,653 was recorded and cumulative compensation expense of approximately $58,000 has been recognized.

As of April 9, 1999, the Company and each of the holders of 1,500,000 Class D Common Stock Purchase Warrants entered into a Settlement Agreement, pursuant to which the Company issued 375,000 shares of the Company's common stock in exchange for (i) the cancellation of all Class D Common Stock Purchase Warrants,
(ii) the surrender and transfer to the Company of an aggregate of 500,000 shares of common stock of Medical Marketplace, Inc., and (iii) a general release, releasing the Company from all liabilities.

In June 1999, a majority of the shareholders approved the adoption of the Company's 1999 Stock Plan (the "1999 Plan"). A total of 1,700,000 shares of common stock have been reserved for issuance under this plan. The 1999 plan permits the granting of incentive or non-incentive options to employees, directors, consultants or advisors of the Company and its subsidiaries. Incentive options may be granted to employees only and may not have an exercise price less than 100% of fair market value (110% for 10% Stockholders) on the date of grant, and terminate no later than ten years from date of grant (five years for 10% Stockholders). Awards of restricted stock or deferred stock may also be granted under the 1999 Plan.

The following is a summary of transactions under the stock option plans:

                                                                                          WEIGHTED
                                                 NUMBER OF       WEIGHTED AVERAGE         AVERAGE
                                               COMMON SHARES      EXERCISE PRICE         FAIR VALUE
                                               -------------      --------------         ----------
Options Outstanding at June 30, 1997              2,054,917      $     1.02                $  0.14

 Granted                                             98,000            1.00                   0.14
 Cancelled                                         (137,917)           1.97                   0.15
                                                -----------

Options Outstanding at June 30, 1998              2,015,000            1.02                   0.14

 Granted                                          1,300,834            0.82                   0.93
 Cancelled                                       (1,848,001)           1.01                   0.14
                                                -----------

OPTIONS OUTSTANDING AT JUNE 30, 1999              1,467,833            0.86                   0.84
                                                ===========

OPTIONS EXERCISABLE AT JUNE 30, 1999              1,392,833            0.77                   0.83
                                                ===========

The following is a summary of the status of fixed options outstanding at June 30, 1999:

               OUTSTANDING OPTIONS                                    EXERCISABLE OPTIONS
----------------------------------------------------    --------------------------------------------
                                           WEIGHTED                                       WEIGHTED
                             REMAINING     AVERAGE                                        AVERAGE
 EXERCISE                   CONTRACTUAL    EXERCISE                       EXERCISE        EXERCISE
  PRICE         NUMBER         LIFE         PRICE           NUMBER          PRICE          PRICE
  -----         ------         ----         -----           ------          -----          -----
$ 0.50          200,000     3.7 years     $    0.50         200,000       $   0.50        $   0.50
$ 0.60          790,834     2.7 years     $    0.60         790,834       $   0.60        $   0.60
$ 1.00          338,333     2.6 years     $    1.00         338,333       $   1.00        $   1.00
$ 1.69           13,666     6.8 years     $    1.69          13,666       $   1.68        $   1.69
$ 2.50          125,000     0.4 years     $    2.50          50,000       $   2.50        $   2.50
           ------------                                 -----------
              1,467,833     2.6 years     $    0.86       1,392,833                       $   0.77
           ============                                 ===========                       ========

                                      F-12

EMARKETPLACE, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
================================================================================

(10) STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS - In April 1999, the Company and Gateway Advisors, Inc. ("Gateway Advisors"), a company owned and controlled by the Company's current Chairman of the Board, entered into a Financial Advisory Agreement, pursuant to which Gateway Advisors agreed to provide certain business development and financial advisory services for a period of two years in exchange for the issuance by the Company of 1,500,000 Common Stock Purchase Warrants. Each warrant, which was fully vested on the date of grant, entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $2.50 per share until April 8, 2000. Deferred compensation associated with the options issued to consultants computed using the Black-Scholes model of $636,504 was recorded by the predecessor company prior to its merger with E-Taxi. Compensation expense for the two months ended June 30, 1999 was $52,000 (See Note 15).

VALUATION OF STOCK OPTIONS AND WARRANTS - The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, for stock options issued to employees in accounting for its stock option plans.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for the employee options, net income and earnings per share would have been as follows:

                                                                       PERIOD FROM
                                                                       APRIL 14, 1998
                                                      YEAR ENDED      (INCEPTION) TO
                                                       JUNE 30,          JUNE 30,
                                                        1999              1998
                                                   ---------------    ---------------
Net Loss as Reported                               $      (728,297)   $        (7,131)
                                                   ===============    ===============
Pro Forma Net Loss                                 $    (1,129,657)   $        (7,131)
                                                   ===============    ===============

Basic and Diluted Net Loss per Share as Reported   $         (0.06)   $            --
                                                   ===============    ===============
Pro Forma Basic and Diluted Net Loss per Share     $         (0.10)   $            --
                                                   ===============    ===============

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

                                   WEIGHTED         WEIGHTED
                                   AVERAGE          AVERAGE
    YEAR ENDED        RISK-FREE    EXPECTED         EXPECTED         EXPECTED
     JUNE 30,       INTEREST RATE    LIFE          VOLATILITY        DIVIDENDS
     --------       -------------    ----          ----------        ---------

       1998             5.80%          2             90.74%            None
       1999             4.76%          2             106.80%           None

SHARES RESERVED FOR FUTURE ISSUANCE - In addition to the options discussed above, the Company has reserved 1,000,000 shares of common stock for issuance under certain employment agreements. See Note 8 above.

EMARKETPLACE, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
================================================================================

(11) CONCENTRATIONS

CREDIT RISK - The Company currently maintains cash accounts with financial institutions which exceed the maximum amounts insured by the Federal Depository Insurance Corporation. At June 30, 1999 these uninsured amounts totaled approximately $1,129,000.

Generally, the Company does not require collateral or other security to support financial instruments, however the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited. At June 30, 1999, no single customer accounted for 10% or more of trade receivables, and no single customer accounted for more than 10% of total revenues for the year ended June 30, 1999.

OTHER - One of the Company's subsidiaries purchases all of its finished goods from one supplier. The Company is entirely dependent on this supplier for order fulfillment and for shipping merchandise directly to customers. Management believes that there is no business vulnerability regarding this concentration of purchases as the goods are available from other sources. However, there can be no assurance that such a distributor could provide the fulfillment, service and pricing currently offered by its current supplier.

The Company's future success is highly dependent upon continued growth in the use of the Internet generally and, in particular, as a medium for advertising, marketing, services and commerce. If commercial use of the Internet fails to continue to expand, the Company's business, results of operations and financial condition would be adversely affected.

In addition, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally and the adoption of any such additional laws or regulations may decrease the growth of commerce over the Internet, increase the Company's cost of doing business or otherwise have a harmful effect on the Company's business.

(12) NEW AUTHORITATIVE PRONOUNCEMENTS

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods.

EMARKETPLACE, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
================================================================================

(12) NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprises." SFAS No. 134 is not expected to have a material impact on the Company.

In February 1999, the FASB issued SFAS No. 135, which is a recission of SFAS No. 75 "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Government Units." SFAS No. 135 is not expected to have a material impact on the Company.

The FASB has had on its agenda a project to address certain practice issues regarding Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The FASB plans on issuing various interpretations of APB Opinion No. 25 to address these practice issues. The proposed effective date of these interpretations would be the issuance date of the final Interpretation, which is expected to be in September 1999. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB's tentative interpretations are as follows:

* APB Opinion No. 25 has been applied in practice to include in its definition of employees, outside members of the board or directors and independent contractors. The FASB's interpretation of APB Opinion No. 25 will limit the definition of an employee to individuals who meet the common law definition of an employee [which also is the basis for the distinction between employees and nonemployees in the current U.S. tax code]. Outside members of the board of directors and independent contractors would be excluded from the scope of APB Opinion No. 25 unless they qualify as employees under common law. Accordingly, the cost of issuing stock options to board members and independent contractors not meeting the common law definition of an employee will have to be determined in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," and usually recorded as an expense in the period of the grant [the service period could be prospective, however, depending on the terms of the options].

* Options [or other equity instruments] of a parent company issued to employees of a subsidiary should be considered options, etc. issued by the employer corporation in the consolidated financial statements, and, accordingly, APB Opinion No. 25 should continue to be applied in such situations. This interpretation would apply to subsidiary companies only; it would not apply to equity method investees or joint ventures.

* If the terms of an option [originally accounted for as a fixed option] are modified during the option term to directly change the exercise price, the modified option should be accounted for as a variable option. Variable grant accounting should be applied to the modified option from the date of the modification until the date of exercise. Consequently, the final measurement of compensation expense would occur at the date of exercise. The cancellation of an option and the issuance of a new option with a lower exercise price shortly thereafter [for example, within six months] to the same individual should be considered in substance a modified [variable] option.

* Additional interpretations will address how to measure compensation expense when a new measurement date is required.

EMARKETPLACE, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11
================================================================================

(13) ACCRUED LOSS ON DISPOSAL OF SUBSIDIARY

In April of 1999, the Company decided to adopt a plan to sell a subsidiary, Medical Marketplace and its wholly-owned subsidiary, New Millineum Leasing, which was finalized in September of 1999. The combined assets and liabilities of Medical Marketplace and New Millineum Leasing as of April 1999 are presented below including the accrued loss on their disposal. This plan of disposition occurred prior to combination with E-Taxi.

Assets and Liabilities:
   Cash                                                                 $     101,377
   Accounts Receivable - Net                                                   28,403
   Residual Value of Equipment                                                375,000
   Deposits                                                                    20,000
   Property and Equipment, Net                                                723,418
   Notes Payable                                                             (213,406)
   Accounts Payable                                                          (102,855)
   Accrued Liabilities                                                       (190,244)
   Capital Lease Obligations                                                 (334,962)
                                                                        -------------

   Net Assets of Entity to be Disposed of:                                    406,731
   Estimated Additional Losses to be Incurred through Disposal Date           314,556
   Estimated Net Proceeds upon Sale                                           (60,000)
                                                                        -------------

   TOTAL ACCRUED LOSS ON DISPOSAL OF SUBSIDIARY                         $     661,287
                                                                        =============

The revenues of Medical Marketplace and New Millineum Leasing for the year ended June 30, 1998 were approximately $4,414,000.

(14) PENDING ACQUISITION

As of June 14, 1999, the Company's legal subsidiary, E-Taxi entered into (i) a Stock Purchase Agreement (the "Stock Purchase Agreement") with all of the shareholders of SSPS, Inc., a California corporation ("SSPS"), pursuant to which E-Taxi has agreed to purchase, and the shareholders of SSPS have agreed to sell, approximately 94.6% of the outstanding shares of capital stock of SSPS, and (ii) a Membership Interest Purchase Agreement with all of the members of Impact Team International, LLC, a California limited liability company and an affiliate of SSPS ("Impact"), pursuant to which E-Taxi has agreed to purchase, and the members of Impact have agreed to sell, all of the outstanding membership interests of Impact. SSPS, and its operating divisions TRISTEP, GIG2GIG.COM, and IT WORLDNET.COM, and Impact, provide short term and long term temporary workforce solutions primarily to rapidly growing technology firms.

The closing of the transactions contemplated by the Stock Purchase Agreement and the Membership Interest Purchase Agreement (the "Closing") are subject to the satisfaction of certain conditions, including without limitation, the execution and delivery of employment agreements with certain members of the senior management team of SSPS, the release of a principal stockholder of SSPS of his guaranty of certain indebtedness of SSPS, the waiver of certain rights of first refusal to purchase the shares of SSPS capital stock owned by a principal stockholder, the termination and release of certain obligations of SSPS under existing employment agreements and other customary conditions to closing. At the Closing, the Company will issue approximately 2.9 million shares of its Common Stock and pay cash and notes of approximately $1.5 million for SSPS. The Company has also agreed to provide the sellers of the SSPS shares and the Impact interests with demand and piggyback registration rights. It is presently anticipated that the Company's acquisition of SSPS and Impact will close second quarter of fiscal 2000 (See Note 17B).

EMARKETPLACE, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12
================================================================================

(15) RELATED PARTY TRANSACTIONS

In April 1998, TechStore, a subsidiary of the Company, entered into a month to month lease agreement for office space with an entity owned by an officer and a 10% stockholder of the Company. The lease payments are approximately $1,500 per month.

In September 1998, E-Taxi retained Gateway Advisors, Inc., a company owned and controlled by the Company's Chairman of the Board, as financial advisor for a three year term, pursuant to which Gateway receives quarterly fee payments of $30,000 plus reimbursement of expenses (See Note 10).

In October 1998, the Company repaid a $200,000 promissory note to a lender by transferring its ownership interest in certain property. Shortly thereafter, the lender sold the property to the trust fund (the Kiley Children's Trust) of the children of the then President and Chairman of the Board.

In January and April of 1999, a director of the Company loaned proceeds totaling $100,000 to the Company with repayment terms of July and September of 1999 and an annual interest rate of 10%. These notes are fully collateralized by all real and personal property (See Note 17E).

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(17) SUBSEQUENT EVENTS

(A) SALE OF SUBSIDIARY - MEDICAL MARKETPLACE - On October 12, 1999, the Company entered into a definitive agreement to sell 100% of its interest in Medical Marketplace to a third party effective June 30, 1999 for $65,000 in cash and notes (See Note 13). In connection with the sale of the capital stock of Medical Marketplace, the Company received $40,000 in cash and a promissory note in the aggregate principal amount of $25,000. The note is secured by the assets and stock of Medical Marketplace and bears interest at a rate of 8% per annum. Interest and principal shall be paid quarterly commencing on January 1, 2000 in eleven (11) payments of two thousand eighty five dollars ($2,085) (with the twelfth and final payment being in the amount of $2,065) plus interest on the outstanding balance. In addition, in the event that (i) the Company receives not less than $225,000 in proceeds from a specified account receivable (the
"Specified Receivable") or (ii) all liabilities of Medical Marketplace have terminated to the satisfaction of Seller, the obligations to the Company under the Note shall be deemed satisfied in full. Further, the outstanding principal amount of the Note shall be reduced (i) proportionately based upon the proceeds received by the Company with respect to the Specified Receivable divided by $225,000 and (ii) to the extent that Medical Marketplace incurs any tax liabilities from the non-payment of taxes by Medical Marketplace prior to June 30, 1999, subject to certain limitations.

EMARKETPLACE, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13
================================================================================

(17) SUBSEQUENT EVENTS (CONTINUED)

(B) PRIVATE PLACEMENT - On July 16, 1999, the Company commenced a private offering (the "Offering") of up to 1,200,000 shares of its Common Stock (each a "Share" and collectively the "Shares"). The Offering is being conducted under the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act and the provisions of Rule 506 of Regulation D. Sales of the Shares will be made only to "accredited investors," as such term is defined in Rule 501(a) under the Act. The Shares are being offered at a purchase price of $3.875 per share and on a "best efforts all or none" basis with respect to the first 400,000 Shares (the "Minimum Offering"), and on a "best efforts" basis thereafter with respect to the remaining 800,000 Shares (the "Maximum Offering"). The Offering was originally scheduled to terminate on August 30, 1999, but has been extended at the option of the Company. Subscriptions for less than 20,000 Shares (or $77,550) may be accepted at the discretion of the Company. Upon completion of the Minimum Offering and the Maximum Offering, the Company expects to receive gross proceeds of approximately $1,550,000 and $4,650,000, respectively, before deducting commissions (placement agent) and expenses of the Offering (consisting of accounting and legal fees, "blue sky" fees and other related expenses). The Company has received proceeds from the Offering of approximately $2,884,000 as of October 12, 1999 which will be used to fund the acquisition of SSPS and Impact and the working capital needs of the Company.

(C) NEW SUBSIDIARIES AND OTHER AGREEMENTS - On August 12, 1999, Top Team, Inc., a newly formed subsidiary of the Company ("Top Team") entered into letters of intent with Full Moon Interactive Group, Inc. and Orrell Communications, Inc., and on September 7, 1999, Top Team entered into letters of intent with Paradigm 3 Marketing, De Vries Data Systems, Inc., Image Network and Muccino Design Group, Inc. Under the letters of intent, it is contemplated that together the Company and Top Team will acquire all of the outstanding capital stock of these interactive architect companies in exchange for the payment of cash and the issuance of shares of common stock of both the Company and Top Team. The closing of each of the proposed transactions is subject to the completion of legal, business and accounting due diligence and the execution and delivery of definitive acquisition agreements.

In August 1999, Office Express, Inc. a newly formed subsidiary of the Company, began its operations to sell office products and supplies through its Web site.

(D) RELATED PARTY TRANSACTIONS - In July 1999, the Company terminated a real property lease agreement with Quality Associates, Inc., a company owned and controlled by the Company's Chief Executive Officer.

As of July 15, 1999, the Company has agreed to reimburse a company owned by the Company's Chairman of the Board for the use of office space. The reimbursement is $5,422 per month. The Company has not agreed to any term for this arrangement.

(E) EXTENSION ON RELATED PARTY NOTES PAYABLE - On October 11, 1999, the Company received an extension on notes payable aggregating $100,000 which were due in July and September of 1999 until December 31, 1999 (See Note 7).



                               . . . . . . . . . .

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this day of October 13, 1999.

                                 EMARKETPLACE, INC.


                                 By: /s/ L. WAYNE KILEY
                                    --------------------------------------------
                                         L. Wayne Kiley
                                         President, Chief Executive Officer,
                                         (Chief Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                          Title                         Date
---------                          -----                         ----

L. WAYNE KILEY               President,                     October 13, 1999
-------------------------    Chief Executive
l. Wayne Kiley               Officer (Chief Accounting
                             Officer) and Director

ROBERT M. WALLACE            Chairman of the Board          October 13, 1999
-------------------------
Robert M. Wallace

THOMAS E. EVANS, JR.         Director                       October 13, 1999
-------------------------
Thomas E. Evans, Jr.