Form 10QSB
period 1999-09-30
EMARKETPLACE INC
filed 1999-11-19
CIK 900475

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 0-14731

                               ------------------

                               EMARKETPLACE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                             33-0558415
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

                        255 WEST JULIAN STREET, SUITE 100
                           SAN JOSE, CALIFORNIA 95110
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (408) 295-6500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ------------------

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES [X]   NO [ ]

                  As of October 31, 1999, there were 12,691,460 shares of the Registrant's Common Stock outstanding.


================================================================================

--------------------------------------------------------------------------------
                               EMARKETPLACE, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
               FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                      INDEX
--------------------------------------------------------------------------------


                                                                           PAGE
PART I   FINANCIAL INFORMATION                                            NUMBER
                                                                          ------

ITEM 1.  Financial Statements:

         Condensed Consolidated Balance Sheet as of September 30, 1999....   3

         Condensed Consolidated Statements of Operations for the three
             months ended September 30, 1999 and 1998.....................   4

         Condensed Consolidated Statements of Cash Flows for the three
             months ended September 30, 1999 and 1998.....................   5

         Notes to Condensed Consolidated Financial Statements.............   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations .......................................  13

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................  21

ITEM 2.  Changes in Securities and Use of Proceeds........................  21

ITEM 3.  Defaults Upon Senior Securities..................................  21

ITEM 4.  Submission of Matters to a Vote of Security Holders..............  21

ITEM 5.  Other Information................................................  21

ITEM 6.  Exhibits and Reports on Form 8-K.................................  22

         Signatures.......................................................  23

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                       EMARKETPLACE, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1999

                                   (Unaudited)

ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                       $    810,942
   Restricted Cash                                                    2,690,124
   Accounts Receivable                                                   76,825
   Prepaids and Other Current Assets                                    328,000
                                                                   ------------

   TOTAL CURRENT ASSETS                                               3,905,891
                                                                   ------------

   PROPERTY AND EQUIPMENT                                                51,953
                                                                   ------------

OTHER ASSETS:
   Intangible Assets                                                 10,197,629
   Deposits                                                             126,507
                                                                   ------------

   TOTAL OTHER ASSETS                                                10,324,136
                                                                   ------------

   TOTAL ASSETS                                                    $ 14,281,980
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Notes Payable to Related Party                                  $    178,600
   Accounts Payable                                                   1,051,007
   Other Accrued Liabilities                                            357,712
                                                                   ------------

   TOTAL CURRENT LIABILITIES                                          1,587,319
                                                                   ------------

Subscription for Common Stock                                         2,690,124
                                                                   ------------

STOCKHOLDER'S EQUITY:
   Common Stock                                                           1,269
   Capital in Excess of Par Value                                    12,668,614
   Common Stock Subscription Notes Receivable                           (71,101)
   Deferred Compensation                                               (478,718)
   Accumulated Deficit                                               (2,115,527)
                                                                   ------------

   TOTAL STOCKHOLDERS' EQUITY                                        10,004,537
                                                                   ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 14,281,980
                                                                   ============


See Notes to Condensed Consolidated Financial Statements.

                           EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------
                                                                 1999            1998
                                                             ------------    ------------
REVENUE                                                      $  2,882,249    $         --
                                                             ------------    ------------

OPERATING COSTS AND EXPENSES:
   Cost of Revenue                                              2,677,629              --
   Selling, General and Administrative                            914,281             412
   Product Development                                             99,167              --
   Amortization of Goodwill and Other Acquired Intangibles        580,332              --
                                                             ------------    ------------

   TOTAL OPERATING COSTS AND EXPENSES                           4,271,409             412
                                                             ------------    ------------

LOSS FROM OPERATIONS                                           (1,389,160)           (412)

INTEREST INCOME                                                     2,788           1,130
INTEREST EXPENSE                                                  (11,908)             --
                                                             ------------    ------------

   NET INCOME (LOSS) BEFORE MINORITY INTEREST                $ (1,398,280)   $        718
                                                             ------------    ------------

Minority Interest in Consolidated Subsidiary                       18,181              --
                                                             ------------    ------------

   NET INCOME (LOSS)                                         $ (1,380,099)   $        718
                                                             ============    ============



NET LOSS PER SHARE:
   Basic and Diluted                                         $      (0.11)   $       0.00
                                                             ============    ============

   Weighted Average Common Shares Outstanding                  12,691,460       6,460,000
                                                             ============    ============

See Notes to Consolidated Financial Statements.

                                 EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                         --------------------------------
                                                                              1999           1998
                                                                           -----------    -----------
OPERATING ACTIVITIES:
   Net Income (Loss)                                                       $(1,380,099)   $       718
   Adjustments to Reconcile Net Loss to Net Cash Provided
    (Used) by Operating Activities:
     Consulting Services Paid for by Issuance of Common Stock                  197,114             --
     Amortization of Deferred Compensation Associated with
       Issuance of Stock Options and Warrants                                  167,778             --
     Depreciation                                                                6,069             --
     Amortization                                                              580,332             --
     Interest Accrued on Stockholder Notes                                      10,519         (1,130)
     Minority Interest in Consolidated Subsidiary                              (18,181)
     Changes in Assets and Liabilities:
       Accounts Receivable                                                     (19,507)            --
       Other Assets                                                           (273,682)            --
       Accounts Payable                                                        274,151            412
       Accrued Liabilities                                                      36,716             --
                                                                           -----------    -----------

   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           (418,790)            --
                                                                           -----------    -----------

INVESTING ACTIVITIES:
   Purchase of Fixed Assets                                                    (14,067)            --
                                                                           -----------    -----------

FINANCING ACTIVITIES:
   Repayment of Loans Assumed in Acquisitions                                  (12,167)            --


   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            (12,167)            --
                                                                           -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (445,024)            --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                             1,255,966             --
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIODS                                 $   810,942    $        --
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for the periods:
     Interest                                                              $       308    $        --
     Income Taxes                                                                   --             --

   Restricted Cash received in Subscription for Common Stock               $ 2,690,124    $        --


 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of Common Stock of Consolidated Subsidiary in
     exchange for services                                                 $    20,000    $        --

See Notes to Consolidated Financial Statements.

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Organization and Basis of Presentation

ORGANIZATION:

eMarketplace, Inc. (formerly Computer Marketplace, Inc.) (the "Company") was a California corporation that was incorporated on July 19, 1983, as Quality Associates, Inc. and changed its name to Computer Marketplace in June 1987. In March 1993, Computer Marketplace changed its name to Computer Marketplace, Inc. ("Computer Marketplace") and its state of incorporation from California to Delaware. In September 1999, the name of the Company was again changed to eMarketplace, Inc. ("eMarketplace"). Until April 1999, the Company was primarily engaged in the wholesale distribution of new and used computer equipment to dealers, computer maintenance companies, leasing companies, equipment brokers, and end users, despite the fact that the Company was in the process of winding down its business because it failed to operate profitably since the fiscal year ended June 1994. Computer Marketplace's wholly owned subsidiary, Medical Marketplace, which was engaged in the distribution of used medical equipment to health care providers, was reflected as disposed of at the time of the merger between Computer Marketplace and E-Taxi, Inc. ("E-Taxi"). The disposal of this subsidiary was completed during the quarter ended September 30, 1999.

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

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals necessary for a fair presentation of the consolidated financial position of the company as of September 30, 1999, and 1998, the consolidated results of its operations for the three months ending September 30, 1999 and 1998 and its cash flows for the three months ending September 30, 1999 and 1998. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended September 30, 1999 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1999.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SALE OF STOCK BY A SUBSIDIARY - Changes in the Company's proportionate share of subsidiary equity are accounted for as equity transactions.

BASIS OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of eMarketplace and various subsidiaries in which the Company holds a majority ownership interest. The subsidiaries are: E-Taxi, Inc., TechStore, LLC, Office Express, Inc. and TopTeam, Inc. All material intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION - The Company records product sales revenue when goods have been shipped.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at September 30, 1999.

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

NET LOSS PER SHARE OF COMMON STOCK - Net loss per share of common stock is computed reflecting the shares issued in the reverse acquisition as outstanding for all periods presented and on the basis of the weighted average shares of common stock outstanding. Potential common shares arising from the effect of dilutive stock options and warrants using the treasury stock method are included if dilutive. For fiscal years 2000 and 1999, the per share results were computed without consideration for contingently issuable shares underlying stock options and warrants as the effect on the per share results would be anti-dilutive.

COMPREHENSIVE INCOME - The Company does not have any transactions included in comprehensive income.

SEGMENTS - Effective July 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the periods ended September 30, 1999 and 1998, the Company operated in a single business segment, primarily in the United States. Through September 30, 1999, foreign operations have not been significant in either revenue or investment in long-lived assets.

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

(3) ACQUISITIONS

On April 23, 1999, the Company acquired E-Taxi, Inc. ("E-Taxi") in a business combination accounted for as a "reverse acquisition." As consideration for 9,074,000 shares of E-Taxi's common stock and 400,000 shares of E-Taxi's Series A Preferred Stock, the Company issued an aggregate of 9,074,000 shares of common stock, par value $.0001 per share, and 400,000 shares of Series A Preferred Stock, par value $.0001 per share. For accounting purposes, E-Taxi is deemed to be the acquirer, and the Company is deemed to be acquired, under the purchase method of accounting. Therefore, the financial information presented herein represents the historical results of E-Taxi and the results of the Company from April 23, 1999 (date of acquisition) only. The total purchase price, including stock valued at approximately $9.5 million and acquisition related expenses of approximately $95,700 was allocated to net liabilities of the Company of $(472,972), and $9,972,630 of goodwill, which is being amortized using the straight-line method over its estimated useful life of five years.

Effective July 1, 1999 the Company completed the sale of its wholly owned subsidiary, Medical Marketplace, Inc., on terms more favorable to the Company than originally anticipated at the time of the transaction between E-Taxi and the Company, resulting in a decrease to the amount of goodwill recorded as a result of the acquisition by $557,788 in the period ended September 30, 1999 (see Note 11A).

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

                                                       Year Ended June 30, 1999
                                                           ----------------
                                                             (Unaudited)
                  Revenues                                 $  9,756,060
                  Income (Loss) from Operations              (4,390,304)
                  Net Income (Loss)                          (4,842,488)
                  Net Loss per Share (Basic and Diluted)   $       (.43)

(4) INTANGIBLE ASSETS

Intangible assets consists of the following as of September 30, 1999:

Goodwill                                              $     10,602,135
Acquired Technology                                            140,000
Established Workforce                                          160,000
Trademarks                                                     280,000
                                                      ----------------

Total                                                       11,182,135
Less:  Accumulated Amortization                               (984,506)
                                                      ----------------

   TOTAL                                              $     10,197,629
                                                      ================

 (5) NOTES PAYABLE - RELATED PARTY

$100,000 is payable to a director of the Company, and consists of two secured promissory notes, each for $50,000 bearing interest at 10% and due in July and September of 1999, dated on January 26, 1999 and April 15, 1999, respectively. On October 11, 1999, the Company received an extension on these notes payable aggregating $100,000 until December 31, 1999.

These notes are fully collateralized by all real and personal property of the Company. In conjunction with these notes, the Company granted the director fully vested options to purchase a total of 200,000 shares of common stock at $0.50 per share. Prior to it's reverse merger with E-Taxi, the Company recorded the difference between the market value of the options on the date of grant and the exercise price, totaling $125,000, as a non-cash financing expense associated with these options.

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
                                              ================


These notes are payable within three days of demand. The secured promissory note is fully collateralized by all real and personal property of the Company. In conjunction with these notes, the Company granted the officer fully vested options to purchase a total of 100,000 shares of common stock at $.60 per share. Prior to it's reverse acquisition with E-Taxi, the Company recorded the difference between the market value of the options on the date of grant and the exercise price, totaling $33,000, as a non-cash financing expense associated with these options.

As of September 30, 1999 the Company has accrued $11,600 in interest payable on these five promissory notes.


(6) EMPLOYMENT CONTRACTS

The Company has employment contracts with two officers of one of its wholly owned subsidiaries. These contracts are for a term of five years. Under the terms of the contracts, the two officers are each eligible for cash performance bonuses based on the subsidiary's revenue and earnings before interest, taxes and deprecation ("EBITD"), up to a maximum of 100% of their base salary. The base salary of $75,000 is subject to review and adjustment annually. In addition, each officer is entitled to a $500 per month automobile allowance. In connection with these employment agreements, the Company also granted each of the two officers a Restricted Stock Award for 500,000 shares each which vest 100% on March 31, 2000 subject to continued employment and attainment of certain revenue and EBITD targets. Because the likelihood of attainment of the targets is considered by management to be remote, these shares have not been issued as of September 30, 1999 and no expense has been recorded associated with these shares.

(7) PRIVATE PLACEMENT

On July 16, 1999, the Company commenced a private offering (the "Offering") of up to 1,200,000 shares of its Common Stock (each a "Share" and collectively the "Shares"). The Offering was being conducted under the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act and the provisions of Rule 506 of Regulation
D. Sales of the Shares were made only to "accredited investors," as such term is defined in Rule 501(a) under the Act. The Shares were being offered at a purchase price of $3.875 per share and on a "best efforts all or none" basis with respect to the first 400,000 Shares (the "Minimum Offering"), and on a "best efforts" basis thereafter with respect to the remaining 800,000 Shares (the "Maximum Offering"). The Offering was originally scheduled to terminate on August 30, 1999, but was extended at the option of the Company. Subscriptions for less than 20,000 Shares (or $77,550) may be accepted at the discretion of the Company. Upon completion of the Minimum Offering and the Maximum Offering, the Company expects to receive gross proceeds of approximately $1,550,000 and $4,650,000, respectively, before deducting commissions (placement agent) and expenses of the Offering (consisting of accounting and legal fees, "blue sky" fees and other related expenses). The Company completed an initial closing of the Offering on October 12, 1999, recording initial proceeds of approximately $2,884,000, of which $2,690,124 has been classified as Restricted Cash and as Subscription for Common Stock on the Company's Balance Sheet as of September 30, 1999. The proceeds of the offering will be used to fund working capital needs of the Company and its subsidiaries. (See Subsequent Events Note 11B).

(8) NEW AUTHORITATIVE PRONOUNCEMENTS

The FASB has had on its agenda a project to address certain practice issues regarding Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The FASB plans on issuing various interpretations of APB Opinion No. 25 to address these practice issues. The proposed effective date of these interpretations would be the issuance date of the final Interpretation, which is expected to be in early 2000. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB's tentative interpretations are as follows:

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

(9) PENDING ACQUISITION

As of June 14, 1999, the Company's wholly owned subsidiary,  E-Taxi entered into
(i) a Stock Purchase Agreement (the "Stock Purchase Agreement") with all of the shareholders of SSPS, Inc., a California corporation ("SSPS"), pursuant to which E-Taxi has agreed to purchase, and the shareholders of SSPS have agreed to sell, approximately 94.6% of the outstanding shares of capital stock of SSPS, and (ii) a Membership Interest Purchase Agreement with all of the members of Impact Team International, LLC, a California limited liability company and an affiliate of SSPS ("Impact"), pursuant to which E-Taxi has agreed to purchase, and the members of Impact have agreed to sell, all of the outstanding membership interests of Impact. SSPS, and its operating divisions TRISTEP, GIG2GIG.COM, and IT WORLDNET.COM, and Impact, provide short term and long term temporary workforce solutions primarily to rapidly growing technology firms.

The closing of the transactions contemplated by the Stock Purchase Agreement and the Membership Interest Purchase Agreement (the "Closing") are subject to the satisfaction of certain conditions, including without limitation, the execution and delivery of employment agreements with certain members of the senior management team of SSPS, the release of a principal stockholder of SSPS of his guaranty of certain indebtedness of SSPS, the waiver of certain rights of first refusal to purchase the shares of SSPS capital stock owned by a principal stockholder, the termination and release of certain obligations of SSPS under existing employment agreements and other customary conditions to closing. At the Closing, the Company will issue approximately 2.9 million shares of its Common Stock and pay cash and notes of approximately $1.5 million for SSPS. The Company has also agreed to provide the sellers of the SSPS shares and the Impact interests with demand and piggyback registration rights. It is presently anticipated that the Company's acquisition of SSPS and Impact will close second quarter of fiscal 2000 (See Subsequent Events Note 11D).

(10) NEW SUBSIDIARIES AND OTHER AGREEMENTS

On August 12, 1999, TopTeam, Inc., a newly formed subsidiary of the Company ("TopTeam"), entered into letters of intent with Full Moon Interactive Group, Inc. and Orrell Communications, Inc., and on September 7, 1999, TopTeam entered into letters of intent with Paradigm 3 Marketing, De Vries Data Systems, Inc., Image Network and Muccino Design Group, Inc. Under the letters of intent, it is contemplated that together the Company and TopTeam will acquire all of the outstanding capital stock of these interactive architect companies in exchange for the payment of cash and the issuance of shares of common stock of both the Company and TopTeam. The closing of each of the proposed transactions is subject to the completion of legal, business and accounting due diligence and the execution and delivery of definitive acquisition agreements.

In August 1999, Office Express, Inc. a newly formed subsidiary of the Company, began its operations to sell office products and supplies through its Web site.

(11) SUBSEQUENT EVENTS

(A) SALE OF SUBSIDIARY - MEDICAL MARKETPLACE - On October 12, 1999, the Company entered into a definitive agreement to sell 100% of its interest in Medical Marketplace to a third party effective July 1, 1999 for $65,000 in cash and notes. In connection with the sale of the capital stock of Medical Marketplace, the Company received $40,000 in cash and a promissory note in the aggregate principal amount of $25,000. The note is secured by the assets and stock of Medical Marketplace and bears interest at a rate of 8% per annum. Interest and principal shall be paid quarterly commencing on January 1, 2000 in eleven (11) payments of two thousand eighty five dollars ($2,085) (with the twelfth and final payment being in the amount of $2,065) plus interest on the outstanding balance. In addition, in the event that (i) the Company receives not less than
$225,000 in proceeds from a specified account receivable (the "Specified Receivable") or (ii) all liabilities of Medical Marketplace have terminated to the satisfaction of Seller, the obligations to the Company under the Note shall be deemed satisfied in full. Further, the outstanding principal amount of the Note shall be reduced (i) proportionately based upon the proceeds received by the Company with respect to the Specified Receivable divided by $225,000 and
(ii) to the extent that Medical Marketplace incurs any tax liabilities from the non-payment of taxes by Medical Marketplace prior to June 30, 1999, subject to certain limitations. Because of the uncertainties surrounding ultimate collection of the $25,000 note, the full amount of the note has been reserved for as of September 30, 1999.

(B) SUBSCRIPTION FOR COMMON STOCK - On July 16, 1999, the Company commenced a private offering (the "Offering") of up to 1,200,000 shares of its Common Stock (each a "Share" and collectively the "Shares"). In connection with this Offering, the Company received $2,690,124 as of September 30, 1999, which has been classified as Restricted Cash and a Subscription for Common Stock on the accompanying Balance Sheet. During the period October 1 through October 12, 1999 the Company received additional proceeds of approximately $184,000 which will be used for the working capital needs of the Company and its subsidiaries (see Note
7).

(C) EXECUTION OF DEFINITIVE AGREEMENTS TO ACQUIRE INTERACTIVE ARCHITECT FIRMS - On November 15, 1999, the Company announced that it and its newly formed subsidiary, TopTeam, Inc. had entered into definitive agreements to acquire five leading internet consulting companies - Full Moon Interactive Group, Inc., Orrell Communications, Inc., Devries Data Systems, Inc. Muccino Design Group, Inc. and Image Network, Inc. (collectively, the "Interactive Architect Firms"). Under the Stock Purchase and Contribution Agreements, i) TopTeam will own all of the outstanding capital stock of the Internet Architect Firms; and ii) eMarketplace will own approximately 50% of the total TopTeam shares outstanding, exclusive of eMarketplace's rights to purchase 3.6 million shares of common stock of TopTeam at $7.50 per share. The closing of the proposed transactions is subject to the satisfaction of customary conditions.

(D) POSSIBLE CHANGE IN ACQUISITION PLANS - The Company has learned that SSPS, Inc. has experienced a recent slowdown in its operations, resulting in an increase in its current liabilities. As a direct consequence, the Company is reconsidering proceeding with the SSPS Stock Purchase Agreement or, alternatively, restructuring the terms of such an acquisition (See Note 9).

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

         The following Management's Discussion and Analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of the acquisition of TechStore and E-taxi, and the proposed acquisition of SSPS, which is expected to close during the second quarter of fiscal 2000, and other factors, including, without limitation, those risk factors set forth under "Risk Factors" in the Company's Annual Report on Form 10-KSB.

OVERVIEW

         eMarketplace, Inc. (the "Company") consists of eMarketplace, Inc. and its subsidiaries. Until April 1999, the Company was primarily in engaged in the purchase and sale of new and used computer equipment, and through its Medical Marketplace, Inc. subsidiary, the purchase and sale of used medical equipment. In April 1999, the Board of Directors, in connection with their shift in business strategy, announced its intention to divest of Medical Marketplace, resulting in the classification of the business as a discontinued operation, and was reflected as disposed of at the time of the merger with E-Taxi.

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

         The closing of the transactions contemplated by the Stock Purchase Agreement and the Membership Interest Purchase Agreement (the "Closing") are subject to the satisfaction of certain conditions, including without limitation, the execution and delivery of employment agreements with certain members of the senior management team of SSPS, the release of a principal stockholder of SSPS of his guaranty of certain indebtedness of SSPS, the waiver of certain rights of first refusal to purchase the shares of SSPS capital stock owned by a principal stockholder, the termination and release of certain obligations of SSPS under existing employment agreements and other customary conditions to closing. At the Closing, the Company will issue approximately 2.9 million shares of its Common Stock and pay cash and notes of approximately $1.5 million for SSPS. The Company has also agreed to provide the sellers of the SSPS shares and the Impact interests with demand and piggyback registration rights. However, the Company has learned that SSPS, Inc. has experienced a recent slowdown in its operations, resulting in an increase in its current liabilities. As a direct consequence, the Company is reconsidering proceeding with the SSPS Stock Purchase Agreement or, alternatively, restructuring the terms of such an acquisition.

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

         On August 12, 1999, TopTeam, Inc., a newly formed subsidiary of the Company ("TopTeam"), entered into letters of intent with Full Moon Interactive Group, Inc. and Orrell Communications, Inc., and on September 7, 1999, TopTeam entered into letters of intent with Paradigm 3 Marketing, De Vries Data Systems, Inc., Image Network and Muccino Design Group, Inc. Under the letters of intent, it is contemplated that together the Company and TopTeam will acquire all of the outstanding capital stock of these interactive architect companies in exchange for the payment of cash and the issuance of shares of common stock of both the Company and TopTeam. The closing of each of the proposed transactions is subject to the completion of legal, business and accounting due diligence and the execution and delivery of definitive acquisition agreements.

RESULTS OF OPERATIONS

         Because the Company had no revenues and nominal expenses for the quarter ended September 30, 1998 (total operating expenses were $412), any comparison of fiscal 2000 results to fiscal 1999 would not be meaningful and have been excluded from the following discussion. The E-Taxi Acquisition was accounted for as a reverse acquisition. The historical financial statements reflect the operations of E-Taxi for all periods prior to April 1999. In addition, any forward-looking information does not include the impact, if any, of the proposed acquisition of SSPS or any other potential acquisitions discussed above.

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

QUARTER ENDED SEPTEMBER 30, 1999

NET LOSS

         The Company recorded a net loss of $1,380,099 for the quarter ended September 30, 1999 because the revenue generated was not sufficient to cover cost of revenues and expenses generated. Management believes that (i) the discontinuation of its computer resale operations; (ii) the divestiture of Medical Marketplace; (iii) the operations of TechStore for a complete 12 month period; and (iv) interest income resulting from interest on financing proceeds could result in improved profitability. There can be no assurance that the Company will be successful in reducing net losses.

REVENUE

         Total revenue for the quarter ended September 30, 1999 was $2,882,249, which consists almost exclusively of revenue from the sale of computer hardware and software and consumer electronics by the Company's wholly owned subsidiary, TechStore, through its web site. Revenue is expected to increase in fiscal 2000 with the continued growth of TechStore's business. However, the Company may not be successful in growing these businesses, in which case, its revenues and operations would be harmed.

COST OF REVENUE

         Total cost of revenue for the quarter ended September 30, 1999 was $2,677,629 or 92.9% of revenue. Cost of revenue includes the cost of product sold, credit card processing fees and freight costs. The Company utilizes vendor drop-shipments directly to customers, and therefore does not maintain inventory. The Company expects margins to remain low in the near future as it uses competitive pricing as a means to obtain increased economies of scale.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses for the quarter ended September 30, 1999 were $914,281 or 31.7% of revenue. Selling, general and administrative expenses consist of salaries and other personnel related expenses, facilities related expenses, legal and other professional fees, advertising costs and travel expenses. The fiscal quarter ended September, 1999 also included $364,892 in non-cash expenses associated with stock options issued to an accounting consultant, warrants issued to a business advisor and stock issued to minority investors in a Consolidated Subsidiary in exchange for services valued at $20,000. The Company expects to incur approximately $80,000 per quarter for six more quarters for the amortization of the deferred compensation associated with the warrant. Selling, general and administrative expenses over the next year will include the expenses of TechStore for a full year, advertising expenses to market the Company's expanded product offerings, administrative expenses associated with conforming to public reporting requirements of the Company, and expenses associated with the Company's acquisition and expansion strategy discussed in the "Business" section of the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

PRODUCT DEVELOPMENT EXPENSES

         Product  development  expenses  were  $99,167  for  the  quarter  ended
September 30, 1999. Product development expenses consist of personnel and related expenses associated with the development of the Company's web sites, and is expected to increase over the remainder of the year.

AMORTIZATION OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

         During the fourth quarter of fiscal 1999, the Company incurred $580,332 in amortization expenses associated with the acquisition of TechStore and the reverse merger between the Company and E-Taxi. The intangible assets associated with these acquisitions, consisting in total of $10,602,135 in goodwill, $140,000 in acquired technology $160,000 in established workforce and $280,000 in trademarks, are being amortized over their estimated useful lives of four to five years. In the event that the Company continues to acquire other companies, amortization of acquisitions will continue to have an impact on the Company's results of operations in the future. Based on acquisitions completed as of September 30, 1999, and assuming no impairment of the value resulting in an acceleration of the amortization, future amortization will reduce net income from operations by approximately $2.3 million in each fiscal year 2000 through 2003, and $1.4 million in 2004. If the Company completes additional acquisitions in the future, this will likely result in additional amortization charges of the resulting goodwill from the acquisition.

INTEREST INCOME AND EXPENSE

         Interest expense, net of interest income, was $9,120 for the quarter ended September 30, 1999. Interest expense related primarily to interest on loans to the Company and interest income resulted primarily from interest earned on the remaining balance of the $1.4 million proceeds on the private placement completed by E-Taxi in April 1999.

VARIABILITY OF PERIODIC RESULTS AND SEASONALITY

         Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period, however, management does not see any seasonality or predictability to these fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had a cash balance of $810,942 and working capital of $2,318,572. The primary source of working capital to the Company during the quarter ended September 30, 1999 was the proceeds of approximately $2.7 million from Subscription for the Company's Common Stock received in connection with the Private Placement. Of the Company's $1,255,966 cash balance at June 30, 1999, $418,790 was used to fund current operations, $14,067 was used to acquire fixed assets and $12,167 was used to repay loans assumed in acquisitions. The Company believes that its projected cash flow from operations, cash balances as of September 30, 1999 of approximately $800,000, and the proceeds from the Company's subsequent capital raising activities will be sufficient to meet the working capital needs of the Company through June 30, 2000.

         The Company's principle commitments at September 30, 1999 consist of monthly operating rental payments, compensation of employees and accounts and notes payable. Also, at the closing of the proposed acquisition of SSPS, which is anticipated to be in the second quarter of fiscal 2000, the Company has committed to pay cash and notes of approximately $1.5 million for SSPS.

         On July 16, 1999, the Company commenced a private offering (the "Offering") of up to 1,200,000 shares of its common stock (each a "Share" and collectively the "Shares"). The Offering is being conducted under an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act and the provisions of Rule 506 of Regulation D. Sales of the Shares will be made only to "accredited investors," as such term is defined in Rule 501(a) under the Act. The Shares are being offered at a purchase price of $3.875 per share and on a "best efforts all or none" basis with respect to the first 400,000 Shares (the "Minimum Offering"), and on a "best efforts" basis thereafter with respect to the remaining 800,000 Shares (the "Maximum Offering"). The Offering was originally scheduled to terminate on August 30, 1999, but has been extended at the option of the Company. Subscriptions for less than 20,000 Shares (or $77,550) may be accepted at the discretion of the Company. Upon completion of the Minimum Offering and the Maximum Offering, the Company expects to receive gross proceeds of approximately $1,550,000 and $4,650,000, respectively, before deducting commissions (placement agent) and expenses of the Offering (consisting of accounting and legal fees, "blue sky" fees and other related expenses). On October 12, 1999, the Company conducted an interim closing receiving gross proceeds of $2,883,872 from the sale of 744,225 shares of Common Stock. The proceeds of the Offering will be used to fund the working capital needs of the Company and its subsidiaries.

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

         RISKS. The Company is not currently aware of any year 2000 readiness problems relating to its internally developed proprietary systems that would substantially harm its business. The Company may discover year 2000 readiness problems in these systems that will require substantial revision. In addition, third-party software, hardware or services incorporated into the Company's material systems may need to be revised or replaced, all of which could be time-consuming and expensive. The Company's failure to fix or replace its internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could substantially harm the Company's business. In addition, governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of the Company's control may not be year 2000 ready. The failure by these entities to be year 2000 ready could result in a systemic failure beyond the Company's control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent the Company from delivering goods to the Company's customers, decrease the use of the Internet or prevent users from accessing the Company's web sites.

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

ABSENCE OF DIVIDENDS

         The Company has never declared or paid, nor does it intend to pay in the foreseeable future, cash dividends on its Common Stock, but intends instead to retain any future earnings to finance expansion and operations.

--------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS

    Not applicable.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

At September 30, 1999, the Company had a cash balance of $810,942 and working capital of $2,318,572. The primary source of working capital to the Company during the quarter ended September 30, 1999 was the proceeds of approximately $2.7 million from Subscription for the Company's Common Stock received in connection with the Private Placement. Of the Company's $1,255,966 cash balance at June 30, 1999, $418,790 was used to fund current operations, $14,067 was used to acquire fixed assets and $12,167 was used to repay loans assumed in acquisitions. The Company believes that its projected cash flow from operations, cash balances as of September 30, 1999 of approximately $800,000, and the proceeds from the Company's subsequent capital raising activities will be sufficient to meet the working capital needs of the Company through June 30, 2000.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 12, 1999, the Company received written consents in lieu of a meeting of stockholders from holders of 6,873,734 shares of Common Stock representing approximately 51.6% of the total issued and outstanding shares of voting stock of the Company approving (i) the adoption of the Company's 1999 Stock Plan and
(ii) an amendment to the Company's Certificate of Incorporation changing the Company's name to "eMarketplace, Inc."


ITEM 5.  OTHER INFORMATION

  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

                  27.01    Financial data schedule (EDGAR only)


         (b) Reports on Form 8-K

                      1. The Company filed a Current Report on Form 8-K on July 6, 1999 in regards to the proposed acquisition of SSPS, Inc. by E-Taxi (Item 5).

                      2. The Company filed a Current Report on Form 8-K/A on July 9, 1999 amending its report on Form 8-K dated April 23, 1999 (Item 7).

                      3. The Company filed a Current Report on Form 8-K on August 11, 1999 regarding the change of the Company's name from Computer Marketplace, Inc. to eMarketplace, Inc. (Item 5).

--------------------------------------------------------------------------------
SIGNATURE
--------------------------------------------------------------------------------

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EMARKETPLACE, INC.


Date:  November 19, 1999            By: /s/ L. WAYNE KILEY
                                        ----------------------------------------
                                        L. Wayne Kiley
                                        President, Chief Executive Officer,
                                        (Chief Accounting Officer) and Director