Form 10QSB/A
period 1999-09-30
EMARKETPLACE INC
filed 1999-12-15
CIK 900475

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


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

--------------------------------------------------------------------------------
                               EMARKETPLACE, INC.
                         QUARTERLY REPORT ON FORM 10-QSB/A
               FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                      INDEX
--------------------------------------------------------------------------------



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

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                       EMARKETPLACE, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1999

                                   (Unaudited)
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                $    810,942
   Restricted Cash                                             2,690,124
   Accounts Receivable                                            76,825
   Prepaids and Other Current Assets                             328,000
                                                            ------------

   TOTAL CURRENT ASSETS                                        3,905,891
                                                            ------------

   PROPERTY AND EQUIPMENT                                         51,953
                                                            ------------

OTHER ASSETS:
   Intangible Assets                                          10,197,629
   Deposits                                                      126,507
                                                            ------------

   TOTAL OTHER ASSETS                                         10,324,136
                                                            ------------

   TOTAL ASSETS                                             $ 14,281,980
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Notes Payable to Related Party                           $    178,600
   Accounts Payable                                            1,051,007
   Other Accrued Liabilities                                     357,712
                                                            ------------

   TOTAL CURRENT LIABILITIES                                   1,587,319
                                                            ------------


STOCKHOLDERS' EQUITY:
   Common Stock                                                    1,269
   Common Stock Subscribed at Par                                     70
   Capital in Excess of Par Value                             15,358,668
   Common Stock Subscription Notes Receivable                    (71,101)
   Deferred Compensation                                        (478,718)
   Accumulated Deficit                                        (2,115,527)
                                                            ------------

   TOTAL STOCKHOLDERS' EQUITY                                 12,694,661
                                                            ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 14,281,980
                                                            ============


See Notes to Condensed Consolidated Financial Statements

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------

                                                               1 9 9 9          1 9 9 8
                                                             ------------    ------------

REVENUE                                                      $  2,882,249    $         --
                                                             ------------    ------------

OPERATING COSTS AND EXPENSES:
   Cost of Revenue                                              2,677,629              --
   Selling, General and Administrative                            914,281             412
   Product Development                                             99,167              --
   Amortization of Goodwill and Other Acquired Intangibles        580,332              --
                                                             ------------    ------------

   TOTAL OPERATING COSTS AND EXPENSES                           4,271,409             412
                                                             ------------    ------------

LOSS FROM OPERATIONS                                           (1,389,160)           (412)

INTEREST INCOME                                                     2,788           1,130
INTEREST EXPENSE                                                  (11,908)             --
                                                             ------------    ------------

   NET INCOME (LOSS) BEFORE MINORITY INTEREST                $ (1,398,280)   $        718
                                                             ------------    ------------

Minority Interest in Consolidated Subsidiary                       18,181              --
                                                             ------------    ------------

   NET INCOME (LOSS)                                         $ (1,380,099)   $        718
                                                             ============    ============



NET LOSS PER SHARE:
   Basic and Diluted                                         $      (0.11)   $       0.00
                                                             ============    ============

   Weighted Average Common Shares Outstanding                  12,691,460       6,460,000
                                                             ============    ============


See Notes to Consolidated Financial Statements.

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                         --------------------------------
                                                                             1 9 9 9        1 9 9 8
                                                                           -----------    -----------
OPERATING ACTIVITIES:
   Net Income (Loss)                                                       $(1,380,099)   $       718
   Adjustments to Reconcile Net Loss to Net Cash Provided
    (Used) by Operating Activities:
     Consulting Services Paid for by Issuance of Common Stock                  197,114             --
     Amortization of Deferred Compensation Associated with
       Issuance of Stock Options and Warrants                                  167,778             --
     Depreciation                                                                6,069             --
     Amortization                                                              580,332             --
     Interest Accrued on Stockholder Notes                                      10,519         (1,130)
     Minority Interest in Consolidated Subsidiary                              (18,181)            --
     Changes in Assets and Liabilities:
       Accounts Receivable                                                     (19,507)            --
       Other Assets                                                           (273,682)            --
       Accounts Payable                                                        274,151            412
       Accrued Liabilities                                                      36,716             --
                                                                           -----------    -----------

   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           (418,790)            --
                                                                           -----------    -----------

INVESTING ACTIVITIES:
   Purchase of Fixed Assets                                                    (14,067)            --
                                                                           -----------    -----------

FINANCING ACTIVITIES:
   Repayment of Loans Assumed in Acquisitions                                  (12,167)            --


   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            (12,167)            --
                                                                           -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (445,024)            --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                             1,255,966             --
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIODS                                 $   810,942    $        --
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for the periods:
     Interest                                                              $       308    $        --
     Income Taxes                                                                   --             --

   Restricted Cash received in Subscription for Common Stock               $ 2,690,124    $        --


 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of Common Stock of Consolidated Subsidiary in
     exchange for services                                                 $    20,000    $        --

See Notes to Consolidated Financial Statements.

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Basis of Presentation

ORGANIZATION:


eMarketplace, Inc. (formerly Computer Marketplace, Inc.) (the "Company") was a California corporation that was incorporated on July 19, 1983, as Quality Associates, Inc. and changed its name to Computer Marketplace in June 1987. In March 1993, Computer Marketplace changed its name to Computer Marketplace, Inc. ("Computer Marketplace") and its state of incorporation from California to Delaware. In September 1999, the name of the Company was again changed to eMarketplace, Inc. ("eMarketplace"). Until April 1999, the Company was primarily engaged in the wholesale distribution of new and used computer equipment to dealers, computer maintenance companies, leasing companies, equipment brokers, and end users, despite the fact that the Company was in the process of winding down its business because it failed to operate profitably since the fiscal year ended June 1994. Computer Marketplace's wholly owned subsidiary, Medical Marketplace, which was engaged in the distribution of used medical equipment to health care providers, was reflected as disposed of at the time of the merger between Computer Marketplace and E-Taxi, Inc. ("E-Taxi"). The disposal of this subsidiary was completed during the quarter ended September 30, 1999 (see Note
11A).


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


(7) PRIVATE PLACEMENT - COMMON STOCK SUBSCRIBED

On July 16, 1999, the Company commenced a private offering (the "Offering") of up to 1,200,000 shares of its Common Stock (each a "Share" and collectively the "Shares"). The Offering was being conducted under the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act and the provisions of Rule 506 of Regulation
D. Sales of the Shares were made only to "accredited investors," as such term is defined in Rule 501(a) under the Act. The Shares were being offered at a purchase price of $3.875 per share and on a "best efforts all or none" basis with respect to the first 400,000 Shares (the "Minimum Offering"), and on a "best efforts" basis thereafter with respect to the remaining 800,000 Shares (the "Maximum Offering"). The Offering was originally scheduled to terminate on August 30, 1999, but was extended at the option of the Company. Subscriptions for less than 20,000 Shares (or $77,550) may be accepted at the discretion of the Company. Upon completion of the Minimum Offering and the Maximum Offering, the Company expects to receive gross proceeds of approximately $1,550,000 and $4,650,000, respectively, before deducting commissions (placement agent) and expenses of the Offering (consisting of accounting and legal fees, "blue sky" fees and other related expenses). The Company completed an initial closing of the Offering on October 12, 1999, recording initial proceeds of approximately $2,884,000, of which $2,690,124 has been classified as Restricted Cash and Stockholders' Equity on the Company's Balance Sheet as of September 30, 1999. Following the closing, the Company removed the "Restricted Cash" classification from the proceeds of the Offering. The proceeds of the Offering will be used to fund working capital needs of the Company and its subsidiaries. (See Subsequent Events Note 11B).


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


(B) SUBSCRIPTION FOR COMMON STOCK - On July 16, 1999, the Company commenced a private offering (the "Offering") of up to 1,200,000 shares of its Common Stock (each a "Share" and collectively the "Shares"). In connection with this Offering, the Company received $2,690,124 as of September 30, 1999, which has been classified as Restricted Cash and Stockholders' Equity on the accompanying Balance Sheet. During the period October 1 through November 30, 1999 the Company received additional proceeds of approximately $511,500 which will be used for the working capital needs of the Company and its subsidiaries (see Note 7).


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

                                    EMARKETPLACE, INC.



Date:  December 15, 1999            By: /s/ L. WAYNE KILEY
                                        ----------------------------------------
                                        L. Wayne Kiley
                                        President, Chief Executive Officer,
                                        (Chief Accounting Officer) and Director