Form 10QSB
period 1999-12-31
EMARKETPLACE INC
filed 2000-02-14
CIK 900475

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


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

               YES [X]   NO [ ]

                  As of January 31, 2000, there were 14,987,696 shares of the Registrant's Common Stock outstanding.

================================================================================

-----------------------------------------------------------------------------------------
                                    EMARKETPLACE, INC.
                             QUARTERLY REPORT ON FORM 10-QSB/A
                     FOR THE THREE MONTH PERIOD ENDED DECEMBER 31,1999
                                           INDEX
-----------------------------------------------------------------------------------------


                                                                                    PAGE
PART I   FINANCIAL INFORMATION                                                     NUMBER
                                                                                   ------
ITEM 1.  Financial Statements:

         Condensed Consolidated Balance Sheet as of December 31, 1999..............   3

         Condensed Consolidated Statements of Operations for the three and six
             months ended December 31, 1999 and 1998...............................   4

         Condensed Consolidated Statements of Cash Flows for the six months ended
             December 31, 1999 and 1998............................................   5

         Notes to Condensed Consolidated Financial Statements......................   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations.........................................................  15

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings.........................................................  22

ITEM 2.  Changes in Securities and Use of Proceeds.................................  22

ITEM 3.  Defaults Upon Senior Securities...........................................  22

ITEM 4.  Submission of Matters to a Vote of Security Holders.......................  22

ITEM 5.  Other Information.........................................................  22

ITEM 6.  Exhibits and Reports on Form 8-K..........................................  23

         Signatures................................................................  24

                                       2

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                            EMARKETPLACE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31,1999

                                        (Unaudited)

ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                               $  4,533,513
   Accounts Receivable                                        3,535,498
   Prepaids and Other Current Assets                            367,549
                                                           ------------
   TOTAL CURRENT ASSETS                                       8,436,560
                                                           ------------

PROPERTY AND EQUIPMENT (NET)                                  3,682,269

OTHER ASSETS:
   Notes Receivable                                             787,751
   Intangible Assets                                         14,737,447
   Deposits & Other Assets                                      199,900
   Investments                                                   80,000
                                                           ------------
   TOTAL OTHER ASSETS                                        15,805,098
                                                           ------------

TOTAL ASSETS                                               $ 27,923,927
                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Notes Payable to Related Parties                        $    288,054
   Lines of Credit                                              169,035
   Current Portion of Debt                                      197,905
   Accounts Payable                                           2,212,825
   Other Accrued Liabilities                                  1,836,052
                                                           ------------
   TOTAL CURRENT LIABILITIES                                  4,703,871
                                                           ------------

DEBT:
   Long-term Note Payable                                     1,000,000
   Long-term Portion of Capital Lease                         2,884,917
                                                           ------------
   TOTAL DEBT                                                 3,884,917
                                                           ------------

TOTAL LIABILITIES                                             8,588,788
                                                           ------------

Minority Interest in TopTeam, Inc.                            2,843,154
                                                           ------------

STOCKHOLDERS' EQUITY:
   Preferred Stock - $0.0001 Par Value, 1,000,000
     Shares Authorized, No Shares Issued and Outstanding             --
   Common Stock - $0.0001 Par Value, 50,000,000 Shares
     Authorized, 14,862,685 Shares Issued and Outstanding         1,486
   Capital in Excess of Par Value                            20,523,706
   Deferred Compensation                                       (398,931)
   Accumulated Deficit                                       (3,634,276)
                                                           ------------
   TOTAL STOCKHOLDERS' EQUITY                                16,491,985
                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 27,923,927
                                                           ============

            See Notes to Condensed Consolidated Financial Statements.

                                EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 DECEMBER 31,                    DECEMBER 31,
                                         ----------------------------    ----------------------------
                                            1999             1998            1999            1998
                                         ------------    ------------    ------------    ------------
REVENUE                                  $  2,702,452    $         --    $  5,584,701    $         --
                                         ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
   Cost of Revenue                          2,541,161              --       5,218,790              --
   Selling, General and Administrative      1,024,589           5,200       1,938,870           5,612
   Product Development                         53,606              --         152,773              --
   Amortization of Goodwill and Other
       Acquired Intangibles                   623,311              --       1,203,643              --
                                         ------------    ------------    ------------    ------------

TOTAL OPERATING COSTS AND EXPENSES          4,242,667           5,200       8,514,076           5,612
                                         ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                       (1,540,215)         (5,200)     (2,929,375)         (5,612)

INTEREST INCOME                                24,529           1,130          27,317           2,260
INTEREST EXPENSE                               (4,882)             --         (16,790)             --
                                         ------------    ------------    ------------    ------------

   NET INCOME (LOSS) BEFORE MINORITY
   INTEREST                              $ (1,520,568)   $     (4,070)   $ (2,918,848)   $     (3,352)
                                         ------------    ------------    ------------    ------------

Minority Interest in Consolidated
   Subsidiary                                   1,819              --          20,000              --
                                         ------------    ------------    ------------    ------------

   NET INCOME (LOSS)                     $ (1,518,749)   $     (4,070)   $ (2,898,848)   $     (3,352)
                                         ============    ============    ============    ============



   NET LOSS PER SHARE:
   Basic and Diluted                     $      (0.11)   $      (0.00)   $      (0.22)   $      (0.00)
                                         ============    ============    ============    ============

   Weighted Average Common Shares
       Outstanding                         13,474,549       6,460,000      13,083,005       6,460,000
                                         ============    ============    ============    ============

                            See Notes to Consolidated Financial Statements.

                                EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                          SIX MONTHS ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                              1999           1998
                                                                           -----------    -----------
OPERATING ACTIVITIES:
   Net Income (Loss)                                                       $(2,898,848)   $    (3,352)
   Adjustments to Reconcile Net Loss to Net Cash Provided
    (Used) by Operating Activities:
     Consulting Services Paid for by Issuance of Common Stock                  197,114             --
     Amortization of Deferred Compensation Associated with
       Issuance of Stock Options and Warrants                                  247,564             --
     Depreciation                                                               12,164             --
     Amortization                                                            1,203,643             --
     Interest Accrued on Stockholder Notes                                      15,722         (2,260)
     Minority Interest in Consolidated Subsidiary                              (20,000)
     Changes in Assets and Liabilities:
       Accounts Receivable                                                      (4,384)            --
       Other Assets                                                            (80,141)            --
       Accounts Payable                                                        273,820          5,612
       Accrued Liabilities                                                     108,821             --
                                                                           -----------    -----------
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           (944,525)            --
                                                                           -----------    -----------

INVESTING ACTIVITIES:
   Procurement of Note Receivable                                             (500,000)            --
   Cash paid for acquisition, net of cash received                             (15,763)            --
   Purchase of Fixed Assets                                                    (19,009)            --
                                                                           -----------    -----------
   NET CASH USED BY INVESTING ACTIVITIES                                      (534,772)            --
                                                                           -----------    -----------

FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock in Private Placement               3,021,309             --
   Proceeds from issuance of Common Stock for Warrant Exercises                680,000             --
   Proceeds from repayment of Stockholder Notes Receivable                      70,020             --
   Proceeds from issuance of Notes Payable                                   1,000,000             --
   Proceeds from issuance of Subsidiary Stock                                  859,980             --
   Payment of Acquired Entities' Debt                                         (862,298)
   Repayment of Loans Assumed in Acquisitions                                  (12,167)            --
                                                                           -----------    -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                 4,756,844             --
                                                                           -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             3,277,547             --
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                             1,255,966             --
                                                                           -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIODS                                 $ 4,533,513    $        --
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for the periods:
     Interest                                                              $     1,066    $        --
     Income Taxes                                                                   --             --
 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of Common Stock of Consolidated Subsidiary in
     exchange for services                                                 $    20,000    $        --
   Fixed Assets acquired under Capital Lease                                     5,150             --
   Issuance of Common Stock for acquisition of Interactive
     Architects                                                              4,154,000             --
   Issuance of Subsidiary's Common Stock for Acquisition of
     Interactive Architects                                                  4,785,500             --

                             See Notes to Consolidated Financial Statements.

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Organization and Basis of Presentation

ORGANIZATION:

eMarketplace, Inc. (formerly Computer Marketplace, Inc.) (the "Company") was a California corporation that was incorporated on July 19, 1983, as Quality Associates, Inc. and changed its name to Computer Marketplace in June 1987. In March 1993, Computer Marketplace changed its name to Computer Marketplace, Inc. ("Computer Marketplace") and its state of incorporation from California to Delaware. In September 1999, the name of the Company was again changed to eMarketplace, Inc. ("eMarketplace"). Until April 1999, the Company was primarily engaged in the wholesale distribution of new and used computer equipment to dealers, computer maintenance companies, leasing companies, equipment brokers, and end users, despite the fact that the Company was in the process of winding down its business because it failed to operate profitably since the fiscal year ended June 1994. Computer Marketplace's wholly owned subsidiary, Medical Marketplace, which was engaged in the distribution of used medical equipment to health care providers, was reflected as disposed of at the time of the merger between Computer Marketplace and E-Taxi, Inc. ("E-Taxi"). The disposal of this subsidiary was completed during the quarter ended September 30, 1999 (see Note
12).

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

On November 23, 1999, the Company and its newly formed subsidiary, TopTeam, Inc. closed on the acquisition of six Internet consulting companies - Full Moon Interactive Group, Inc., Orrell Communications, Inc., Devries Data Systems, Inc. Muccino Design Group, Inc., Image Network, Inc., and OnCourse Network, Inc. (collectively, the "Interactive Architect Firms"). As a result of the acquisitions, i) TopTeam owns all of the outstanding capital stock of the Internet Architect Firms; and ii) eMarketplace owns approximately 44.9% of the total TopTeam shares outstanding, exclusive of eMarketplace's rights to purchase
3.6 million shares of common stock of TopTeam at $7.50 per share, expiring upon the earlier of May 23, 2000, or the effective date of a TopTeam registration statement.

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of the consolidated financial position of the company as of December 31, 1999, and 1998, the consolidated results of its operations for the three months and six months ending December 31, 1999 and 1998 and its cash flows for the six months ending December 31, 1999 and 1998. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended December 31, 1999 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1999.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SALE OF STOCK BY A SUBSIDIARY - Changes in the Company's proportionate share of subsidiary equity are accounted for as equity transactions.

BASIS OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of eMarketplace, its wholly owned, direct and indirect, subsidiaries which include E-Taxi, Inc. and TechStore, Inc. and its majority owned subsidiary OfficeExpress, Inc. In addition, the Company is consolidating certain financial statements of TopTeam as a consequence of its operational control over the entity, notwithstanding the fact that the Company's ownership consists of 44.9% of the common stock, exclusive of rights to purchase 3.6 million shares of common stock at $7.50 per share. All material intercompany balances and transactions have been eliminated.

The accompanying consolidated financials statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB and the Company's quarterly Report on Form 10-QSB.

TopTeam's fiscal year ends July 31. The operating results of TopTeam's operating subsidiaries for the period November 23, 1999 (the date of acquisition), through December 31, 1999 will be included in eMarketplace's results of operations for the three-month period ended March 31, 2000. No operating results of TopTeam's operating subsidiaries have been included in the accompanying income statements.

REVENUE RECOGNITION - The Company records product sales revenue when goods have been shipped.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 1999.

PROPERTY AND EQUIPMENT AND DEPRECIATION - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years.

INTANGIBLES   AND   AMORTIZATION  -  Intangible   assets  are  stated  at  cost.
Amortization is computed using the straight-line method over the estimated useful life of the related assets, which is generally four to five years.

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

SEGMENTS - Effective July 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the periods ended December 31, 1999 and 1998, the Company operated in a single business segment, primarily in the United States. Through December 31, 1999, foreign operations have not been significant in either revenue or investment in long-lived assets.

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

(3) ACQUISITIONS

E-TAXI, INC. - On April 23, 1999, the Company acquired E-Taxi, Inc. ("E-Taxi") in a business combination accounted for as a "reverse acquisition." As consideration for 9,074,000 shares of E-Taxi's common stock and 400,000 shares of E-Taxi's Series A Preferred Stock, the Company issued an aggregate of 9,074,000 shares of common stock, par value $.0001 per share, and 400,000 shares of Series A Preferred Stock, par value $.0001 per share. For accounting purposes, E-Taxi is deemed to be the acquirer, and the Company is deemed to be acquired, under the purchase method of accounting. Therefore, the financial information presented herein represents the historical results of E-Taxi and the results of the Company from April 23, 1999 (date of acquisition) only. The total purchase price, including stock valued at approximately $9.5 million and acquisition related expenses of approximately $95,700 was allocated to net liabilities of the Company of $(472,972), and $9,972,630 of goodwill, which is being amortized using the straight-line method over its estimated useful life of five years.

Effective July 1, 1999 the Company completed the sale of its wholly owned subsidiary, Medical Marketplace, Inc., on terms more favorable to the Company than originally anticipated at the time of the transaction between E-Taxi and the Company, resulting in a decrease to the amount of goodwill recorded as a result of the acquisition by $557,788 in the six month period ended December 31, 1999 (see Note 12).

TECHSTORE, LLC - In April 1999, E-Taxi acquired TechStore, an online retailer of computer hardware and software, in a business combination accounted for using the purchase method of accounting. The results of operations include the results of TechStore from the date of acquisition. The purchase price, which consisted of stock valued at $1,492,000, cash of $66,667 and acquisition related expenses of approximately $38,300, was allocated $(170,300) to net tangible liabilities acquired, $140,000 to developed technology, $160,000 to established workforce, $280,000 to trademarks, and $1,187,300 to goodwill. The value and estimated lives of the identified intangible assets was determined by a third-party valuation. The intangible assets are being amortized over their estimated useful lives of four years.

TOPTEAM ACQUISITIONS - On November 23, 1999, eMarketplace, Inc. and its wholly owned subsidiary, TopTeam, Inc. ("TopTeam"), closed on the acquisition of six Internet consulting companies (the "Interactive Architect Firms"). In connection with the acquisition of the Interactive Architect Firms, the Company issued a total of 1,045,000 shares of its common stock in exchange for shares of common stock of each of the Interactive Architects (including shares issuable pursuant to rights granted under the acquisition agreements). Concurrently therewith, (i) the Company contributed its newly purchased shares of the Interactive Architect Firms to TopTeam in exchange for TopTeam's issuance of 3,310,000 shares of its common stock, and (ii) the stockholders of the Interactive Architect Firms contributed all of the remaining outstanding shares of the Interactive Architect Firms (the shares not purchased by the Company) to TopTeam in exchange for the issuance of 3,810,000 shares of TopTeam common stock.

In connection with the acquisition of the Interactive Architects and as consideration for a $1,000,000 loan, TopTeam executed a promissory note in favor of the Company in the aggregate amount of $1,000,000 bearing interest at a rate of seven percent (7%) per annum (the "Note"). Interest payments are due and payable monthly and the principal amount outstanding is due and payable on November 22, 2001. TopTeam is required to prepay the Note in full in the event that TopTeam consummates an initial public offering of its common stock which generates gross proceeds of not less than $25 million. In addition, as consideration for this acquisition, the Company received 250,000 shares of TopTeam common stock. The Company also purchased 250,000 shares of TopTeam Series A Convertible preferred stock for the total amount of $1,000,000. In addition, the Company received rights for 3,600,000 shares of TopTeam common Stock.

As of November 23, 1999, the Company agreed to sell and assign the following to Internet Asset Inc. Class D, an investment fund, for $2,000,000.

(a) A $1,000,000 promissory note, dated November 23, 1999, issued by TopTeam, Inc.;
(b)  250,000 shares of TopTeam's common stock;
(c)  250,000 shares of the TopTeam's Series A preferred stock, and

(d) Subject to certain conditions, an option to exercise rights to purchase 500,000 shares of TopTeam's stock at $7.50 per share ("Option Rights"). The option rights expired January 20, 2000, although they were extended until the earlier of i) February 20, 2000, or ii) within five (5) days following notice of a firm commitment from certain qualified investment banks to underwrite the common stock of TopTeam.

As a result of these transactions, (a) the Company presently owns (i) 3,310,100 (3,560,100 - 250,000) shares of TopTeam common stock or 44.9% of the total number of shares of TopTeam common stock outstanding, and (ii) rights to purchase 3,600,000 shares of TopTeam common stock at a purchase price of $7.50 per share expiring upon the earlier of May 23, 2000, or the effective date of a TopTeam registration statement, subject to the Option Rights, and (b) TopTeam owns all of the outstanding shares of capital stock of each of the Interactive Architects. The Company is consolidating with TopTeam as it has operational control over the entities.


GOLD LABEL AGREEMENT - As of December 27, 1999, the Company entered into a Stock Purchase and Contribution Agreement, among the Company, Pat Boone's Gold Label, Inc., a Delaware corporation ("Gold Label"), and all of the shareholders of The Gold Label-Honest Entertainment, Inc., a Tennessee corporation ("Honest Entertainment") (the "Gold Label Agreement"). Under the terms of the Gold Label Agreement, i) the Company will issue 370,005 shares of common to the Honest Entertainment shareholders in exchange for 1,290,172 shares of common stock of Honest Entertainment; ii) the Company will contribute its newly purchased shares of Honest Entertainment to Gold Label in exchange for 1,290,172 shares of common stock of Gold Label; and iii) the shareholders of Honest Entertainment will contribute all of the remaining outstanding shares of Honest Entertainment (the shares not purchased by the Company) to Gold Label for 3,060,688 shares of common stock of Gold Label (See Note 5). The closing of the transactions contemplated by the Gold Label Agreement (the "Closing") is subject to the satisfaction of certain customary conditions. It is presently anticipated that the Closing will occur in the third quarter of fiscal 2000.

(4) INTANGIBLE ASSETS

Intangible assets consists of the following as of December 31, 1999:

Goodwill                                                      $     15,759,586
Acquired Technology                                                    140,000
Established Workforce                                                  160,000
Trademarks                                                             280,000
Other Intangible Assets                                                  5,678
                                                              ----------------

Total                                                               16,345,264
Less:  Accumulated Amortization                                     (1,607,817)
                                                              ----------------

   TOTAL                                                      $     14,737,447
                                                              ================

 (5) NOTES RECEIVABLE

On December 27, 1999, the Company entered into a Stock Purchase and Contribution Agreement, among the Company, Gold Label, and all of the shareholders of The Gold Label-Honest Entertainment, Inc., a Tennessee corporation (the "Gold Label Agreement"). In connection therewith, the Company loaned $500,000 to Gold Label under a promissory note, dated December 31, 1999, bearing interest at a rate of six (6) percent per annum (the "Note"). Interest payments are due and payable monthly and the principal amount outstanding is due and payable on December 31, 2001 (See Note 3).

(6) NOTES PAYABLE

NOTES PAYABLE - RELATED PARTIES: $100,000 is payable to a former director of the Company, and consists of two secured promissory notes, each for $50,000 bearing interest at 10% and due in July and September of 1999, dated on January 26, 1999 and April 15, 1999, respectively. The Company has received an extension on these notes payable aggregating $100,000 until March 31, 2000.

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

$67,000 is payable to an officer and director of the Company and consists of the following:

Secured Promissory Note                           $      50,000     10% interest
Promissory Note                                          10,000     12% interest
Promissory Note                                           7,000     12% interest
                                                  -------------

   Total                                          $      67,000
                                                  =============


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

As of December 31, 1999 the Company has accrued $15,723 in interest payable on these five promissory notes.

NOTES PAYABLE - LONG-TERM: In connection with the acquisition of the Interactive Architect Firms, the Company executed a promissory note in favor of TopTeam in the aggregate amount of $1,000,000 bearing interest at a rate of seven percent (7%) per annum (the "TopTeam Note"). Interest payments are due and payable monthly and the principal amount outstanding is due and payable on November 22, 2001. TopTeam is required to prepay the Note in full in the event that TopTeam consummates an initial public offering of its Common Stock which generates gross proceeds of not less than $25 million. On December 15, 1999, the Company agreed to assign its interest under the TopTeam Note to Internet Asset Inc. Class D as of November 23, 1999 (See Note 3 - Notes to Consolidated Financial Statements).


(7) EMPLOYMENT CONTRACTS

The Company has employment contracts with two officers of one of its wholly owned subsidiaries. These contracts are for a term of five years. Under the terms of the contracts, the two officers are each eligible for cash performance bonuses based on the subsidiary's revenue and earnings before interest, taxes and deprecation ("EBITD"), up to a maximum of 100% of their base salary. The base salary of $75,000 is subject to review and adjustment annually. In addition, each officer is entitled to a $500 per month automobile allowance. In connection with these employment agreements, the Company also granted each of the two officers a Restricted Stock Award for 500,000 shares each which vest

100% on March 31, 2000 subject to continued employment and attainment of certain revenue and EBITD targets. Because the likelihood of attainment of the targets is considered by management to be remote, these shares have not been issued as of December 31, 1999 and no expense has been recorded associated with these shares.



(8) EQUITY TRANSACTIONS

PRIVATE PLACEMENT - On July 16, 1999, the Company commenced, and completed on November 30, 1999, a private offering (the "Offering") of 826,225 shares of its Common Stock at $3.875 per share (each a "Share" and collectively the "Shares"). The Offering was conducted under the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by
Section 4(2) of the Act and the provisions of Rule 506 of Regulation D. Sales of the Shares were made only to "accredited investors," as such term is defined in Rule 501(a) under the Act. The Company received gross proceeds of approximately $3,202,000 before deducting commissions (placement agent) and expenses of the Offering (consisting of accounting and legal fees, "blue sky" fees and other related expenses) totaling approximately $180,000. The proceeds of the Offering are being used to fund working capital needs of the Company and its subsidiaries.

EXERCISE OF WARRANTS - During December 1999, warrants issued to Gateway Advisors, Inc. (a company owned and controlled by Robert M. Wallace, the Company's Chairman of the Board) in April 1999 and sold to an investor in December 1999 to purchase 300,000 shares of common stock of the Company at an exercise price of $2.50 per share were exercised ("Warrant Exercise"). The Company received net proceeds of $680,000 as a result of the Warrant Exercise.

(9) NEW AUTHORITATIVE PRONOUNCEMENTS

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

(10) TERMINATED ACQUISITION

On January 24, 2000, the Company terminated its agreements to purchase SSPS, Inc., a California corporation ("SSPS"), and Impact Team International, LLC, a California limited liability company and an affiliate of SSPS ("Impact"). As of June 14, 1999, the Company and its wholly owned subsidiary entered into (i) a Stock Purchase Agreement (the "Stock Purchase Agreement") with all of the shareholders of SSPS, and (ii) a Membership Interest Purchase Agreement with all of the members of Impact. The Company anticipates reimbursing SSPS and Impact for some of their expenses associated with the proposed acquisition, such expenses are not expected to exceed $200,000.

(11) NEW SUBSIDIARIES AND OTHER AGREEMENTS

On November 23, 1999, the Company and its newly formed subsidiary, TopTeam, Inc. closed on the acquisition of six Internet consulting companies- Full Moon Interactive Group, Inc., Orrell Communications, Inc., Devries Data Systems, Inc. Muccino Design Group, Inc., Image Network, Inc., and OnCourse Network, Inc. (collectively, the "Interactive Architect Firms"). (See Note 3)

In August 1999, OfficeExpress, Inc. a newly formed subsidiary of the Company, began its operations to sell office products and supplies through its Web site.

(12) SALE OF SUBSIDIARY - MEDICAL MARKETPLACE - On October 12, 1999, the Company entered into a definitive agreement to sell 100% of its interest in Medical Marketplace to a third party effective July 1, 1999 for $65,000 in cash and notes. In connection with the sale of the capital stock of Medical Marketplace, the Company received $40,000 in cash and a promissory note in the aggregate principal amount of $25,000. The note is secured by the assets and stock of Medical Marketplace and bears interest at a rate of 8% per annum. Interest and principal shall be paid quarterly commencing on January 1, 2000 in eleven (11) payments of two thousand eighty five dollars ($2,085) (with the twelfth and final payment being in the amount of $2,065) plus interest on the outstanding balance. In addition, in the event that (i) the Company receives not less than
$225,000 in proceeds from a specified account receivable (the "Specified Receivable") or (ii) all liabilities of Medical Marketplace have terminated to the satisfaction of Seller, the obligations to the Company under the Note shall be deemed satisfied in full. Further, the outstanding principal amount of the Note shall be reduced (i) proportionately based upon the proceeds received by the Company with respect to the Specified Receivable divided by $225,000 and
(ii) to the extent that Medical Marketplace incurs any tax liabilities from the non-payment of taxes by Medical Marketplace prior to June 30, 1999, subject to certain limitations. Because of the uncertainties surrounding ultimate collection of the $25,000 note, the full amount of the note has been reserved for as of December 31, 1999.

(13) SALE OF MINORITY INTEREST IN SUBSIDIARY

On December 15, 1999, the Company agreed to sell and assign the following to Internet Asset Inc. Class D, an investment fund, for $2,000,000 as of November 23, 1999.

(a) A $1,000,000 promissory note, dated November 23, 1999, issued by TopTeam, Inc.;
(b)  250,000 shares of TopTeam's common stock;
(c)  250,000 shares of the TopTeam's Series A preferred stock, and
(d) Subject to certain conditions, an option to exercise rights to purchase 500,000 shares of TopTeam's stock at $7.50 per share ("Option Rights"). The option rights expired January 20, 2000, although they were extended until the earlier of i) February 20, 2000, or ii) within five (5) days following notice of a firm commitment from certain qualified investment banks to underwrite the common stock of TopTeam.

As a result of these transactions, (a) the Company presently owns (i) 3,310,100 (3,560,100 - 250,000) shares of TopTeam common stock 44.9% of the total number of shares of TopTeam common stock outstanding, and (ii) rights to purchase 3,600,000 shares of TopTeam common stock at a purchase price of $7.50 per share expiring upon the earlier of May 23, 2000, or the effective date of a TopTeam registration statement, subject to the Option Rights, and (b) TopTeam owns all of the outstanding shares of capital stock of each of the Interactive Architect Firms. See Note 6.


(14) SUBSEQUENT EVENTS

APPOINTMENT OF BOARD MEMBER. On February 7, 2000, the Board of Directors i) expanded the Board of Directors from three (3) members to four (4) members, and
ii) appointed M. Mitchell Stevko to fill the newly created vacancy. Mr. Stevko currently serves as Managing Director of online financial services and business-to-business e-commerce for U.S. Bancorp Piper Jaffray.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

         Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the
Company's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates" or "plans" to be uncertain forward-looking statements. The forward looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

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

         On April 23, 1999, the Company acquired E-Taxi, which is accounted for as a "reverse acquisition." As consideration for the 9,074,000 shares of E-Taxi's common stock and 400,000 shares of the E-Taxi's Series A Preferred Stock, the Company issued an aggregate of 9,074,000 shares of common stock, par value $.0001 per share, and 400,000 shares of Series A Preferred Stock, par value $.0001 per share. For accounting purposes, E-Taxi is deemed to be the acquirer, and the Company is deemed to be acquired, under the purchase method of accounting. Therefore, the financial information presented herein represents the historical results of E-Taxi and the results of the Company from April 23, 1999 (date of acquisition) only. E-Taxi was incorporated in the State of Delaware on April 14, 1998 to develop a vertical Internet portal for the small office, home office ("SOHO") market. The Company's acquisition and development of TopTeam, Inc., its interactive architect subsidiary, has forced the Company to channel its resources away from the development of a SOHO portal. As a result, it is unlikely that the Company will focus on the development of a SOHO portal in the near future.

         Immediately prior to the closing of the E-Taxi Acquisition, E-Taxi closed (i) a private offering of its shares of preferred stock and common stock raising an aggregate of approximately $1,400,000 and (ii) the acquisition of TechStore LLC, a California limited liability company ("TechStore"), is an online retailer of computer hardware and software. The acquisition was accounted for as a purchase. The results of operations include the results of TechStore from the date of acquisition.

         In August 1999, the Company's newly formed subsidiary, OfficeExpress, Inc., launched its web site, WWW.OFFICEEXPRESS.COM. Offering over 20,000 brand name office products, the site enables online customers to purchase office products and supplies at competitive prices. Products are generally shipped for next day delivery for most domestic US destinations and the site features advanced online customer service features, including customer shopping lists, which allows users to manage lists of frequently purchased items.

         In May of  1999,  the  Company  formed  TopTeam,  Inc.  ("TopTeam")  to undertake a strategic consolidation of the highly fragmented Internet professional services industry, commonly referred to as Interactive Architects. On November 23, 1999, the Company and its newly formed subsidiary, TopTeam, Inc. ("TopTeam") closed on the acquisition of six Internet consulting companies-Full Moon Interactive Group, Inc., Orrell Communications, Inc., Devries Data Systems, Inc. Muccino Design Group, Inc., Image Network, Inc., and OnCourse Network, Inc. (collectively, the "Interactive Architect Firms"). TopTeam's strategy is to continue to develop and acquire Interactive Architects who, collectively, comprise all of the diverse skill sets necessary to design, develop, and deploy total e-business solution for its clients.

RESULTS OF OPERATIONS

     Because the Company had no revenues and nominal expenses for the quarter ended December 31, 1998 (total operating expenses were $5,200) and for the six months ended December 31, 1998 (total operating expenses were $5,612), any comparison of fiscal 2000 results to fiscal 1999 would not be meaningful and have been excluded from the following discussion. The E-Taxi Acquisition was accounted for as a reverse acquisition. The historical financial statements reflect the operations of E-Taxi for all periods prior to April 1999. In addition, any forward-looking information does not include the impact, if any, of potential acquisitions discussed above.

THREE AND SIX MONTHS ENDED DECEMBER 31, 1999

NET LOSS

         The Company recorded a net loss of $1,518,749 for the three months ended December 31, 1999 and a net loss of $2,898,848 for the six months ended December 31, 1999 because the revenue generated was not sufficient to cover cost of revenues and expenses generated. Management believes that (i) the discontinuation of its computer resale operations; (ii) the divestiture of Medical Marketplace; (iii) the operations of TechStore for a complete 12 month period; and (iv) interest income resulting from interest on financing proceeds could result in improved profitability. There can be no assurance that the Company will be successful in reducing net losses.

REVENUE

         Total revenue for the three months ended December 31, 1999 was $2,702,452 and for the six months ended December 31, 1999 was $5,584,701, which consists almost exclusively of revenue from the sale of computer hardware and software and consumer electronics by the Company's wholly owned subsidiary, TechStore, through its web site. Revenue is expected to increase in fiscal 2000 with the continued growth of TechStore's business. However, the Company may not be successful in growing these businesses, in which case, its revenues and operations would be harmed.

COST OF REVENUE

         Total cost of revenue for the three months ended December 31, 1999 was $2,541,161 or 94.0% of revenue and for the six months ended December 31, 1999 was $5,218,790 or 93.4% of revenue. Cost of revenue includes the cost of product sold, credit card processing fees and freight costs. The Company utilizes vendor drop-shipments directly to customers, and therefore does not maintain inventory. The Company expects margins to remain low in the near future as it uses competitive pricing as a means to obtain increased economies of scale.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses for the three months ended December 31, 1999 were $1,024,589 or 37.9% of revenue and for the six months ended December 31, 1999 were $1,938,870 or 34.7% of revenue. Selling, general and administrative expenses consist of salaries and other personnel related expenses, facilities related expenses, legal and other professional fees, advertising costs and travel expenses. The fiscal quarter ended December 31, 1999 included $79,786 in non-cash expenses related to the amortization of deferred compensation and the six months ended December 31, 1999 included
$444,678 in non-cash expenses associated with stock options issued to an accounting consultant, warrants issued to a business advisor and stock issued to minority investors in a Consolidated Subsidiary in exchange for services valued at $20,000. The Company expects to incur approximately $80,000 per quarter for five more quarters for the amortization of the deferred compensation associated with the warrant. Selling, general and administrative expenses over the next year will include the expenses of TechStore for a full year, advertising expenses to market the Company's expanded product offerings, administrative expenses associated with conforming to public reporting requirements of the Company, and expenses associated with the Company's acquisition and expansion strategy discussed in the "Business" section of the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

PRODUCT DEVELOPMENT EXPENSES

         Product development expenses were $53,606 for the three months ended December 31, 1999 and $152,773 for the six months ended December 31. Product development expenses consist of personnel and related expenses associated with the development of the Company's web sites, and are expected to increase over the remainder of the year.

AMORTIZATION OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

         Amortization expenses associated with the acquisition of TechStore and the reverse merger between the Company and E-Taxi were $623,311 for the three months ended December 31, 1999 and $1,203,643 for the six months ended December
31. The intangible assets associated with these acquisitions, consisting in total of $15,759,586 in goodwill, $140,000 in acquired technology $160,000 in established workforce and $280,000 in trademarks, are being amortized over their estimated useful lives of four to five years. In the event that the Company continues to acquire other companies, amortization of acquisitions will continue to have an impact on the Company's results of operations in the future. Based on acquisitions completed as of December 31, 1999, and assuming no impairment of the value resulting in an acceleration of the amortization, future amortization will reduce net income from operations by approximately $2.8 million in each fiscal year 2000 through 2003, $1.8 million in 2004, and $0.5 million in 2005 through 2010. If the Company completes additional acquisitions in the future, this will likely result in additional amortization charges of the resulting goodwill from the acquisition.

INTEREST INCOME AND EXPENSE

         Interest income, net of interest expense, was $19,647 for the three months ended December 31, 1999 and $10,527 for the six months ended December 31, 1999. Interest expense related primarily to interest on loans to the Company and interest income resulted primarily from interest earned on the proceeds from the private placement completed by the Company in November, 1999.

         On December 15, 1999, the Company agreed to assign its interest under the TopTeam Note to Internet Asset Inc. Class D as of November 23, 1999 (See
Note 3 - Notes to Consolidated Financial Statements).

         In connection with the execution of the Gold Label Agreement, the Company loaned $500,000 to Gold Label under a promissory note, dated December 31, 1999, bearing interest at a rate of six (6) percent per annum (the "Gold Label Note"). Interest payments are due and payable monthly and the principal amount outstanding under the Gold Label Note is due and payable on December 31, 2001 (See Note 3 - Notes to Consolidated Financial Statements).

VARIABILITY OF PERIODIC RESULTS AND SEASONALITY

         Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period, however, management does not see any seasonality or predictability to these fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had a cash balance of $4,533,513 and working capital of $3,732,689. The primary source of working capital to the Company during the six months ended December 31, 1999 was the net proceeds of approximately $3.0 million received in connection with the Private Placement of the Company's Common Stock, approximately $860,000 from the sale of stock by TopTeam to an investor (net of commissions), $1.0 million in proceeds from the issuance of a Note Payable, and $680,000 in net proceeds from the issuance of Common Stock for Warrant exercises. Of this amount, approximately $945,000 was used to fund current operations, approximately $19,000 was used to acquire fixed assets, approximately $16,000 was the net amount of cash paid for expenses associated with the acquisition of the Interactive Architect Firms, net of the cash received, and $500,000 was used in the procurement of a Note Receivable in exchange for cash. Additionally, approximately $860,000 was used to retire debt of the Interactive Architect Firms at the closing of the acquisition, and approximately $12,000 was used to repay loans assumed in previous acquisitions. The Company believes that its projected cash flow from operations and cash balances as of December 31, 1999 of approximately $4.5 million will be sufficient to meet the working capital needs of the Company through June 30, 2000.

         The Company's principle commitments at December 31, 1999 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

         The Company will rely upon its projected cash flow from operations and additional debt and equity financing for its long-term capital needs.

YEAR 2000 COMPLIANCE AND UPDATE

         Through the first six weeks of the year 2000, the Company's operations are fully functioning and have not experienced any significant issues associated with the Year 2000 problem. Similarly, our customers have not reported any consequential Year 2000 incidents. While the Company is encouraged by the success of its Year 2000 efforts and that of its customers and partners, the Company will continue to monitor its own operations.

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 16, 1999, the Company commenced, and completed on November 30, 1999, a private offering (the "Offering") of 826,225 shares of its Common Stock at $3.875 per share (each a "Share" and collectively the "Shares"). The Offering was conducted under the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act and the provisions of Rule 506 of Regulation D. Sales of the Shares were made only to "accredited investors," as such term is defined in Rule 501(a) under the Act. The Company received gross proceeds of approximately $3,202,000 before deducting commissions (placement agent) and expenses of the Offering (consisting of accounting and legal fees, "blue sky" fees and other related expenses) totaling approximately $180,000. The proceeds of the Offering are being used to fund working capital needs of the Company and its subsidiaries.

During December 1999, warrants issued to Gateway Advisors, Inc. (a company owned and controlled by Robert M. Wallace, the Company's Chairman of the Board) in April 1999 and sold to an investor in December 1999 to purchase 300,000 shares of common stock of the Company at an exercise price of $2.50 per share were exercised ("Warrant Exercise"). The Company received net proceeds of $680,000 as a result of the Warrant Exercise.

On December 15, 1999, the Company agreed to sell and assign the following to Internet Asset Inc. Class D, an investment fund, for $2,000,000 as of November 23, 1999.

(a) A $1,000,000 promissory note, dated November 23, 1999, issued by TopTeam, Inc.;
(b)  250,000 shares of TopTeam's common stock;
(c)  250,000 shares of the TopTeam's Series A preferred stock, and
(d) Subject to certain conditions, an option to exercise rights to purchase 500,000 shares of TopTeam's stock at $7.50 per share ("Option Rights"). The option rights expired January 20, 2000, although they were extended until the earlier of i) February 20, 2000, or ii) within five (5) days following notice of a firm commitment from certain qualified investment banks to underwrite the common stock of TopTeam.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.


ITEM 5.  OTHER INFORMATION

  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

              27.01    Financial data schedule (EDGAR only)


     (b)  Reports on Form 8-K

                1. The Company filed a Current Report on Form 8-K on December 8, 1999 regarding Company aquisitions and other material events (Items 2 and 5).

                2. The Company filed a Current Report on Form 8-K/A on December 27, 1999, amending its report on Form 8-K dated July 9, 1999 (Item 7).

--------------------------------------------------------------------------------
SIGNATURE
--------------------------------------------------------------------------------

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EMARKETPLACE, INC.


Date:  February 14, 2000       By:  /s/ L. WAYNE KILEY
                                    -------------------------------------------
                                        L. Wayne Kiley
                                        President, Chief Executive Officer,
                                        (Chief Accounting Officer) and Director