Form 10QSB
period 2000-03-31
EMARKETPLACE INC
filed 2000-05-15
CIK 900475

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
                         Commission file number 0-14731

                          ----------------------------

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

                          ----------------------------

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

 As of April 30, 2000, there were 16,757,190 shares of the Registrant's Common Stock outstanding.
================================================================================

--------------------------------------------------------------------------------
                               EMARKETPLACE, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
            FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2000
                                      INDEX
--------------------------------------------------------------------------------

                                                                          PAGE
PART I    FINANCIAL INFORMATION                                          NUMBER

ITEM 1.   Financial Statements:

          Consolidated Balance Sheet as of March 31, 2000....     3

          Consolidated Statements of Operations for the
             three and nine months ended March 31, 2000 and 1999.......     4

          Consolidated Statements of Cash Flows for the
             nine months ended March 31, 2000 and 1999.................     5

          Notes to Consolidated Financial Statements...................     6

          Report of Independent Public Accountants.....................    17

ITEM 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................    18

PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings............................................    23

ITEM 2.   Changes in Securities and Use of Proceeds....................    23

ITEM 3.   Defaults Upon Senior Securities..............................    23

ITEM 4.   Submission of Matters to a Vote of Security Holders..........    24

ITEM 5.   Other Information............................................    24

ITEM 6.   Exhibits and Reports on Form 8-K.............................    24

          Signatures...................................................    25

--------------------------------------------------------------------------------
PART I:   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                       EMARKETPLACE, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000
                                   (Unaudited)

ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                                       $  1,951,644
   Accounts receivable                                                4,494,959
   Note receivable - related party                                      800,000
   Prepaids and other current assets                                    410,188
                                                                   ------------
   TOTAL CURRENT ASSETS                                               7,656,791
                                                                   ------------

PROPERTY AND EQUIPMENT (NET)                                          1,442,852

OTHER ASSETS:
   Note receivable                                                      500,000
   Related party loans                                                  442,965
   Intangible assets                                                 14,224,463
   Deposits & other assets                                              352,775
                                                                   ------------
   TOTAL OTHER ASSETS                                                15,520,203
                                                                   ------------

TOTAL ASSETS                                                       $ 24,619,846
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Loans payable to related parties                                $    329,115
   Lines of credit                                                      365,639
   Current portion of debt                                               25,058
   Deferred tax liability                                               657,183
   Accounts payable                                                   1,977,363
   Other accrued liabilities                                            990,721
                                                                   ------------
   TOTAL CURRENT LIABILITIES                                          4,345,079
                                                                   ------------

   Long-term note payable                                             1,124,079
                                                                   ------------
   TOTAL LONG-TERM DEBT                                               1,124,079
                                                                   ------------

TOTAL LIABILITIES                                                     5,469,158
                                                                   ------------

Minority Interest in Full Moon                                        2,790,516
                                                                   ------------

STOCKHOLDERS' EQUITY:
   Preferred Stock - $0.0001 Par Value, 1,000,000 Shares
     Authorized, No Shares Issued and Outstanding                            --
   Common Stock - $0.0001Par Value, 50,00,000 Shares
     Authorized, 15,212,185 Shares Issued and Outstanding                 1,521
   Capital in Excess of Par Value                                    21,371,907
   Deferred compensation                                               (319,145)
   Accumulated deficit                                               (4,694,111)
                                                                   ------------
   TOTAL STOCKHOLDERS' EQUITY                                        16,360,172
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 24,619,846
                                                                   ============


                 See Notes to Consolidated Financial Statements.


                               EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                               Three Months Ended              Nine Months Ended
                                                    March 31,                       March 31,
                                         ----------------------------    ----------------------------
                                            2 0 0 0         1 9 9 9         2 0 0 0         1 9 9 9
                                         ------------    ------------    ------------    ------------
REVENUE                                  $ 13,108,108    $         --    $ 18,692,809    $         --
                                         ------------    ------------    ------------    ------------
OPERATING COSTS AND EXPENSES:
   Cost of revenue                          8,276,341              --      13,495,131              --
   Selling, general and administrative      5,006,901           5,308       6,820,644          10,844
   Stock-based compensation                   158,437          30,000         355,551          30,075
   Amortization of goodwill and other
     acquired intangibles                     716,232              --       1,919,875              --
                                         ------------    ------------    ------------    ------------

TOTAL OPERATING COSTS AND EXPENSES         14,157,911          35,308      22,591,201          40,919
                                         ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                       (1,049,803)        (35,308)     (3,898,392)        (40,919)

OTHER INCOME (EXPENSE)                         (5,604)             __          (5,604)             --
INTEREST INCOME                                37,047              --          64,364           2,260
INTEREST EXPENSE                             (174,900)             --        (191,689)             --
                                         ------------    ------------    ------------    ------------

   LOSS BEFORE MINORITY
   INTEREST                              $ (1,193,260)   $    (35,305)   $ (4,031,321)   $    (38,659)
                                         ------------    ------------    ------------    ------------

Minority interest in consolidated
   subsidiaries                                52,638              --          72,638              --
                                         ------------    ------------    ------------    ------------

   NET LOSS                              $ (1,140,622)   $    (35,308)   $ (3,958,683)   $    (38,659)
                                         ============    ============    ============    ============

   NET LOSS PER SHARE:
   Basic and Diluted                     $      (0.08)   $      (0.01)   $      (0.29)   $      (0.01)
                                         ============    ============    ============    ============

   Weighted Average Common Shares
     Outstanding                           15,017,256       6,460,000      13,727,755       6,460,000
                                         ============    ============    ============    ============


                 See Notes to Consolidated Financial Statements.


                              EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                     Nine Months Ended March 31,
                                                                   ------------------------------
                                                                      2 0 0 0          1 9 9 9
                                                                   -------------    -------------
OPERATING ACTIVITIES:
   Net Loss                                                        $  (3,958,683)         (38,659)
   Adjustments to Reconcile Net Loss to Net Cash Provided (Used)
     by Operating Activities:
   Stock-based compensation                                              355,551           30,000
   amortization of deferred compensation                                 327,350               --
   Depreciation and amortization                                       2,114,456               --
   Bad debt expense                                                       35,417
   Revenue from conversion of capital lease                             (188,448)              --
   Accrued interest on notes to shareholder                               10,698               --
   Minority interest in consolidated subsidiary                          (72,638)
   Changes in assets and liabilities:
     accounts receivable                                                (999,262)              --
     Other assets                                                       (195,654)              --
     Accounts payable and accrued liabilities                           (115,224)          15,399
     Accrued liabilities                                                 (79,327)          (4,480)
                                                                   -------------    -------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      (2,765,764)           2,260
                                                                   -------------    -------------

INVESTING ACTIVITIES:
   Notes receivable - related parties (5)                             (1,300,000)              --
   Loans to related parties                                             (442,965)
   Cash paid for acquisition, net of cash received                       (15,763)              --
   Proceeds from repayment of note receivable                            357,771               --
   Purchase of fixed assets                                             (520,644)              --
                                                                   -------------    -------------
   NET CASH USED BY INVESTING ACTIVITIES                              (1,921,601)              --
                                                                   -------------    -------------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock in private placement         3,021,308               --
   Proceeds from exercises of options and warrants                     1,182,299               --
   Repayment of loans                                                    (79,167)          (2,260)
   Proceeds from issuance of debt                                      1,260,922               --
   Proceeds from issuance of subsidiary stock                            859,979               --
   Payment of acquired entities' debt                                   (862,298)              --
                                                                   -------------    -------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                           5,383,043           (2,260)
                                                                   -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         695,678               --
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                       1,255,966               --
                                                                   -------------    -------------
CASH AND CASH EQUIVALENTS - END OF PERIODS                         $   1,951,644    $          --
                                                                   =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash interest paid for the periods:                             $       9,013    $          --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Issuance of Common Stock of in exchange for services
                                                                         355,551           30,000
   Reduction in fixed assets due to conversion of capital
   lease to operating lease                                            2,558,634               --
   Fixed assets acquired under capital lease                               5,150               --
   Issuance of Common Stock for acquisition of Interactive
     Architects Firms                                                  4,154,000               --
   Issuance of Subsidiary's Common Stock for Acquisition of
      Interactive Architects                                           4,785,500               --


                 See Notes to Consolidated Financial Statements.

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION:

eMarketplace, Inc., a holding company that acquires and develops Internet companies that develop (i) end-to-end ecommerce solutions; and (ii) aggregate affinity audiences within electronic, or "e" marketplaces, (formerly Computer Marketplace, Inc.) (the "Company") was a California corporation that was incorporated on July 19, 1983, as Quality Associates, Inc. and changed its name to Computer Marketplace in June 1987. In March 1993, Computer Marketplace changed its name to Computer Marketplace, Inc. ("Computer Marketplace") and its state of incorporation from California to Delaware. In September 1999, the name of the Company was again changed to eMarketplace, Inc. ("eMarketplace"). Until April 1999, the Company was primarily engaged in the wholesale distribution of new and used computer equipment to dealers, computer maintenance companies, leasing companies, equipment brokers, and end users, despite the fact that the Company was in the process of winding down its business because it failed to operate profitably since the fiscal year ended June 1994. Computer Marketplace's wholly owned subsidiary, Medical Marketplace, which was engaged in the distribution of used medical equipment to health care providers, was disposed of during the quarter ended September 30, 1999 (see Note 10).

On April 23, 1999, the Company acquired E-Taxi, Inc. ("E-Taxi") in a business combination accounted for as a "reverse acquisition." As consideration for 9.1 million shares of E-Taxi's common stock and 400,000 shares of E-Taxi's Series A Preferred Stock, the Company issued an aggregate of 9.1 million shares of common stock, par value $.0001 per share, and 400,000 shares of Series A Preferred Stock, par value $.0001 per share. For accounting purposes, E-Taxi is deemed to be the acquirer, and the Company is deemed to be acquired, under the purchase method of accounting. Therefore, the financial information presented herein includes the historical results of E-Taxi and the results of the Company from April 23, 1999 (date of acquisition) only. E-Taxi was incorporated in the State of Delaware on April 14, 1998 to develop a vertical internet portal for the small office, home office ("SOHO") market.

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

                                  (Unaudited)

Muccino Design Group, Inc., Image Network, Inc., and OnCourse Network, Inc. (collectively, the "Interactive Architect Firms"). As a result of the acquisitions, i) TopTeam owns all of the outstanding capital stock of the Internet Architect Firms; and ii) eMarketplace owns approximately 44.9% of the total TopTeam shares outstanding, exclusive of eMarketplace's rights to purchase
3.6 million shares of common stock of TopTeam at $7.50 per share, expiring upon the earlier of May 23, 2000, or the effective date of a TopTeam registration statement. On February 23, 2000, Top Team changed its name to Full Moon Interactive, Inc. ("Full Moon"). Hereinafter, Top Team and its subsidiaries will be referred to as Full Moon.

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of the consolidated financial position of the company as of March 31, 2000, the consolidated results of its operations for the three months and nine months ended March 31, 2000 and 1999 and its cash flows for the nine months ended March 31, 2000 and 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended March 31, 2000 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1999.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SALE OF STOCK BY A SUBSIDIARY - Changes in the Company's proportionate share of subsidiary equity are accounted for as equity transactions.

BASIS OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of eMarketplace, its wholly owned, direct and indirect, subsidiaries which include E-Taxi, Inc. and TechStore, Inc. and its majority owned subsidiary OfficeExpress, Inc. In addition, the Company is consolidating certain financial statements of Full Moon as a consequence of its operational control over the entity, notwithstanding the fact that the Company's ownership consists of 44.9% of the common stock, exclusive of rights to purchase 3.6 million shares of common stock at $7.50 per share. All material intercompany balances and transactions have been eliminated.

The accompanying consolidated financials statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

                                  (Unaudited)

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

Full Moon's fiscal year ends July 31. The operating results of Full Moon's operating subsidiaries for the period November 23, 1999 (the date of acquisition), through March 31, 2000 have been included in eMarketplace's results of operations for the three and nine-month periods ended March 31, 2000.

REVENUE RECOGNITION - The Company records product sales revenue when goods have been shipped. Professional services revenue is recognized for time and materials-based arrangements on the percentage-of-completion method.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2000.

PROPERTY AND EQUIPMENT AND DEPRECIATION - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years.

WEBSITE DEVELOPMENT - The Company capitalizes website development costs in accordance with AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." and EITF: Issue 00-2 "Accounting for Website Development Costs". EITF 00-2 requires costs incurred in the planning stage of website development to be expensed and requires the application of SOP 98-1 for costs incurred for website application and infrastructure, graphics and content development stages, and costs incurred in the operating stage. Generally, website application costs and infrastructure, and graphics and content development costs are capitalized, while costs incurred in the operating stage are expensed. The Company depreciates website development costs over three years.

INTANGIBLES AND AMORTIZATION - Intangible assets are stated at cost. Amortization is computed using the straight-line method over the estimated useful life of the related asset, which is generally four to ten years.

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

                                  (Unaudited)

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

SEGMENTS - Effective July 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information. "The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the three and nine periods ended March 31,1999, the Company operated in a single business segment, primarily in the United States. Prior to the acquisition of six internet consulting firms by Full Moon on November 23, 2000 (Note 3), the Company's operations consisted almost entirely of its online retailing activities. Subsequent to this acquisition, the Company effectively has two business segments for purposes of SFAS No. 131 (Note 11).

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

(3)  ACQUISITIONS AND INVESTMENTS

E-TAXI, INC. - On April 23, 1999, the Company acquired E-Taxi, Inc. ("E-Taxi") in a business combination accounted for as a "reverse acquisition." As consideration for 9.1 million shares of E-Taxi's common stock and 400,000 shares of E-Taxi's Series A Preferred Stock, the Company issued an aggregate of 9.1 million shares of common stock, par value $.0001 per share, and 400,000 shares of Series A Preferred Stock, par value $.0001 per share. For accounting purposes, E-Taxi is deemed to be the acquirer, and the Company is deemed to be acquired, under the purchase method of accounting. Therefore, the financial information presented herein represents the historical results of E-Taxi and the results of the Company from April 23, 1999 (date of acquisition) only. The total purchase price, including stock valued at $9.5 million and acquisition related expenses of approximately $96,000 was allocated to net liabilities of the Company of approximately $473,000, and $10 million of goodwill, which is being amortized using the straight-line method over its estimated useful life of five years.

                                  (Unaudited)

Effective July 1, 1999 the Company completed the sale of its wholly owned subsidiary, Medical Marketplace, Inc., on terms more favorable to the Company than originally anticipated at the time of the transaction between E-Taxi and the Company, resulting in a decrease to the amount of goodwill recorded as a result of the acquisition by approximately $558,000 in the nine month period ended March 31, 2000 (see Note 11).

TECHSTORE, LLC - In April 1999, E-Taxi acquired TechStore, an online retailer of computer hardware and software, in a business combination accounted for using the purchase method of accounting. The results of operations include the results of TechStore from the date of acquisition. The purchase price, which consisted of stock valued at $1.5 million, cash of approximately $67,000 and acquisition related expenses of approximately $38,000, was allocated to net tangible liabilities acquired (approximately $170,000), developed technology ($140,000), established workforce ($160,000), trademarks ($280,000), and goodwill ($1.2 million). The value and estimated lives of the identified intangible assets was determined by a third-party valuation. The intangible assets are being amortized over their estimated useful lives of four years.

FULL MOON ACQUISITIONS - On November 23, 1999, eMarketplace, Inc. and its wholly owned subsidiary, Full Moon (formerly TopTeam, Inc.), closed on the acquisition of six Internet consulting companies (the "Interactive Architect Firms"). In connection with the acquisition of the Interactive Architect Firms, the Company issued a total of 1.0 million shares of its common stock in exchange for shares of common stock of each of the Interactive Architects (including shares issuable pursuant to rights granted under the acquisition agreements). Concurrently therewith, (i) the Company contributed its newly purchased shares of the Interactive Architect Firms to Full Moon in exchange for Full Moon's issuance of
3.3 million shares of its common stock, and (ii) the stockholders of the Interactive Architect Firms contributed all of the remaining outstanding shares of the Interactive Architect Firms (the shares not purchased by the Company) to Full Moon in exchange for the issuance of 3.8 million shares of Full Moon common stock

The consolidated results of operations include the results of the Interactive Architect Firms from the date of acquisition. The purchase price, which consisted of stock valued at $8.9 million and acquisition related expenses of approximately $1.1 million, was allocated to net tangible assets of $1.9 million and minority interest of $2.8 million, resulting in goodwill of approximately $5.3 million. The goodwill is being amortized over its estimated useful lives of ten years.

In connection with the acquisition of the Interactive Architects and as consideration for a $1.0 million loan, Full Moon executed a promissory note in favor of the Company in the aggregate amount of $1.0 million, bearing interest at a rate of seven percent per annum. Interest payments are due and payable monthly and the principal amount outstanding is due and payable on November 22, 2001. Full Moon is required to prepay the note in full in the event that Full Moon consummates an initial public offering of its common stock, which generates gross proceeds of not less than $25 million. In addition, as consideration for this acquisition, the Company received 250,000 shares of Full Moon common stock. The Company also purchased 250,000 shares of Full Moon Series A Convertible preferred stock for the total amount of $1.0 million. In addition, the Company received rights for 3.6 million shares of Full Moon common Stock.

                                  (Unaudited)

As of November 23, 1999, the Company agreed to sell and assign the following to Internet Asset Inc. Class D, an investment fund, for $2.0 million.

(a)  A $1.0 million promissory note, dated November 23, 1999, issued by Full
     Moon.;

(b)  250,000 shares of Full Moon's common stock;

(c)  250,000 shares of the Full Moon's Series A preferred stock, and

(d) Subject to certain conditions, an option to exercise rights to purchase 500,000 shares of TopTeam's stock at $7.50 per share ("Option Rights"). The option rights expired January 20, 2000, although they were extended until the earlier of i) February 20, 2000, or ii) within five (5) days following notice of a firm commitment from certain qualified investment banks to underwrite the common stock of Full Moon. The option rights expired, by their terms, on February 21, 2000.

As a result of these transactions, (a) the Company presently owns (i) 3.3 million shares of Full Moon common stock or 44.9% of the total number of shares of Full Moon common stock outstanding, and (ii) rights to purchase 3.6 million shares of Full Moon common stock at a purchase price of $7.50 per share expiring upon the earlier of May 23, 2000, or the effective date of a Full Moon registration statement, subject to the Option Rights, and (b) Full Moon owns all of the outstanding shares of capital stock of each of the Interactive Architects. The Company is consolidating with Full Moon as it has operational control over the entities.

GOLD LABEL AGREEMENT - As of December 27, 1999, the Company entered into a Stock Purchase and Contribution Agreement, among the Company, Pat Boone's Gold Label, Inc., a Delaware corporation ("Gold Label"), and all of the shareholders of The Gold Label-Honest Entertainment, Inc., a Tennessee corporation ("Honest Entertainment") (the "Gold Label Agreement"). Under the terms of the Gold Label Agreement, i) the Company agreed to issue 370,000 shares of common to the Honest Entertainment shareholders in exchange for 1.3 million shares of common stock of Honest Entertainment; ii) the Company agreed to contribute its newly purchased shares of Honest Entertainment to Gold Label in exchange for 1.3 million shares of common stock of Gold Label; and iii) the shareholders of Honest Entertainment agreed to contribute all of the remaining outstanding shares of Honest Entertainment (the shares not purchased by the Company) to Gold Label for 3.1 shares of common stock of Gold Label . The transaction closed on April 8, 2000.

STARSONLINE - In February 2000, the Company capitalized a wholly owned subsidiary, Starsonline, Inc., a Delaware corporation, with $250,000 to develop and launch an internet based entertainment company. In February, Starsonline hired William C. Allen, a director on Full Moon's board and a veteran television executive, to serve as its President.

(4)  INTANGIBLE ASSETS

Intangible assets consists of the following as of March 31, 2000:

Goodwill                                            $     15,968,512
Acquired Technology                                          140,000
Established Workforce                                        160,000
Trademarks                                                   280,000
Other Intangible Assets                                        5,678
                                                    ----------------

Total                                                     16,554,190
Less:  Accumulated Amortization                           (2,329,727)
                                                    ----------------

TOTAL                                               $     14,224,463
                                                    ================

                                  (Unaudited)

(5)  NOTES RECEIVABLE AND RELATED PARTIES LOANS

On December 27, 1999, the Company entered into a Stock Purchase and Contribution Agreement, among the Company, Gold Label, and all of the shareholders of The Gold Label-Honest Entertainment, Inc., a Tennessee corporation (the "Gold Label Agreement") (Note 3). In connection therewith, the Company loaned $500,000 to Gold Label under a promissory note, dated December 31, 1999, bearing interest at a rate of six (6) percent per annum (the "Note"). Interest payments are due and payable monthly and the principal amount outstanding is due and payable on December 31, 2001.

On February 29, 2000, the Company received a promissory note from Gateway Advisors, Inc. (a company owned and controlled by Robert M. Wallace, the Company's Chairman of the Board) in the amount of $800,000, and bearing interest at 11% per annum. The principal amount and accrued interest are due and payable on May 30, 2000. The indebtedness is secured by a pledge agreement executed by Gateway Advisors, Inc. in favor of the Company whereby Gateway Advisors, Inc. pledged certain warrants issued by the Company to Gateway Advisors, Inc.

Related party loans consist primarily of loans to officers of Full Moon.

(6)  NOTES PAYABLE

NOTES PAYABLE - RELATED PARTIES: $100,000 is payable to a former director of the Company, and consists of two secured promissory notes, each for $50,000 bearing interest at 10% and due in July and September of 1999, dated on January 26, 1999 and April 15, 1999, respectively. The Company has received an extension on these notes payable aggregating $100,000 until June 30, 2000. As of March 31, 2000, the Company had accrued approximately $11,000 in interest payable on this promissory note.

In addition, the Company has a payable to Gateway Advisors for $120,000 for services provided and loans due to shareholders totalling approximately $98,000.

NOTES PAYABLE - LONG-TERM: In connection with the acquisition of the Interactive Architect Firms, the Company executed a promissory note in favor of Full Moon in the aggregate amount of $1.0 million bearing interest at a rate of seven percent per annum. Interest payments are due and payable monthly and the principal amount outstanding is due and payable on November 22, 2001. Full Moon is required to prepay the note in full in the event that Full Moon consummates an

                                  (Unaudited)

initial public offering of its Common Stock which generates gross proceeds of not less than $25 million. On December 15, 1999, the Company agreed to assign its interest under the Full Moon note to Internet Asset Inc. Class D as of November 23, 1999 (See Note 3 - Notes to Consolidated Financial Statements).

On January 1, 2000, Full Moon executed a note payable to High Tide, LLC for $100,000 in exchange for cash. The note bears interest at seven percent per annum. Interest and principal is due on January 1, 2001.

(7)  EQUITY TRANSACTIONS

PRIVATE PLACEMENT - On July 16, 1999, the Company commenced, and completed on November 30, 1999, a private offering (the "Offering") of approximately 826,000 shares of its Common Stock at $3.875 per share (each a "Share" and collectively the "Shares"). The Offering was conducted under the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act and the provisions of Rule 506 of Regulation
D. Sales of the Shares were made only to "accredited investors," as such term is defined in Rule 501(a) under the Act. The Company received gross proceeds of approximately $3.2 million before deducting commissions (placement agent) and expenses of the Offering (consisting of accounting and legal fees, "blue sky" fees and other related expenses) totaling approximately $180,000. The proceeds of the Offering are being used to fund working capital needs of the Company and its subsidiaries.

EXERCISE OF WARRANTS - During December 1999, warrants issued to Gateway Advisors, Inc. (a company owned and controlled by Robert M. Wallace, the Company's Chairman of the Board) in April 1999 and sold to an investor in December 1999 to purchase approximately 300,000 shares of common stock of the Company at an exercise price of $2.50 per share were exercised ("Warrant Exercise"). The Company received net proceeds of $680,000 as a result of the Warrant Exercise.

On January 5, 2000, Crossfire Ventures exercised 25,000 warrants for 25,000 shares of the Company's common stock for net proceeds of $62,500.

OPTIONS - For the nine months ended March 31, 2000, the Company granted 652,000 options under the 1999 Stock Plan at a weighted average exercise price of $3.77. Of this amount 270,000 were issued to consultants in lieu of cash for services provided in connection with certain acquisitions. Compensation expense for options issued to consultants in lieu of cash is determined by the fair value of the services provided. The company incurred approximately $544,000 of compensation expense for the nine-months ended March 31, 2000 for options issued to employees and consultants. Of that amount, approximately $188,000 was capitalized as acquisition related costs. At March 31, 2000, the Company had approximately $1.8 million options outstanding with a weighted average exercise price of $3.76.

                                  (Unaudited)

During the nine months ended March 31, 2000, approximately 325,000 options were exercised, which resulted in gross proceeds to the company of approximately $441,000; year-to-date 25,000 options were forfeited.

(8)  TERMINATED ACQUISITION

On January 24, 2000, the Company terminated its agreements to purchase SSPS, Inc., a California corporation ("SSPS"), and Impact Team International, LLC, a California limited liability company and an affiliate of SSPS ("Impact"). As of June 14, 1999, the Company and its wholly owned subsidiary entered into (i) a Stock Purchase Agreement (the "Stock Purchase Agreement") with all of the shareholders of SSPS, and (ii) a Membership Interest Purchase Agreement with all of the members of Impact. The Company paid SSPS and Impact approximately $200,000 for expenses associated with the proposed acquisition. The Company also recorded $150,000 of stock-based compensation for options granted to two consultants in lieu of cash for services provided in connection with the terminated acquisition.

(9)  NEW SUBSIDIARIES AND OTHER AGREEMENTS

On March 28, 2000, the Company announced that it had retained U.S. Bancorp Piper Jaffray as its exclusive financial advisor. U.S. Bancorp Piper Jaffray has agreed to provide eMarketplace with financial advisory services, which may include assisting the Company in its capital raising activities.

On February 18, 2000 the Company announced that it had entered into a letter of intent to acquire IC-Direct, a competitor of TechStore Inc., a wholly owned subsidiary of the company. IC-Direct.com is a business-to-business and business-to-consumer e-commerce company that provides businesses and consumers over 40,000 products online through its Web site. Under the terms of the Letter of Intent, the owners of Interconnected LLC will receive $200,000 in cash and 75,000 shares of common stock of eMarketplace. The consummation of the transaction is subject to the negotiation and execution of a definitive agreement and other customary conditions. There can be no assurance that a definitive agreement will be entered into or that the transactions contemplated thereby will be consummated.

In August 1999, OfficeExpress, Inc. a subsidiary of the Company, began its operations to sell office products and supplies through its Web site.

(10) SALE OF SUBSIDIARY

MEDICAL MARKETPLACE - On October 12, 1999, the Company entered into a definitive agreement to sell 100% of its interest in Medical Marketplace to a third party effective July 1, 1999 for $65,000 in cash and notes. In connection with the sale of the capital stock of Medical Marketplace, the Company received $40,000 in cash and a promissory note in the aggregate principal amount of $25,000. The note is secured by the assets and stock of Medical Marketplace and bears interest at a rate of 8% per annum. Interest and principal shall be paid quarterly commencing on January 1, 2000 in eleven (11) payments of two thousand eighty five dollars ($2,085) (with the twelfth and final payment being in the amount of $2,065) plus interest on the outstanding balance. In addition, in the event that (i) the Company receives not less than $225,000 in proceeds from a specified account receivable (the "Specified

                                  (Unaudited)

Receivable") or (ii) all liabilities of Medical Marketplace have terminated to the satisfaction of Seller, the obligations to the Company under the Note shall be deemed satisfied in full. Further, the outstanding principal amount of the Note shall be reduced (i) proportionately based upon the proceeds received by the Company with respect to the Specified Receivable divided by $225,000 and
(ii) to the extent that Medical Marketplace incurs any tax liabilities from the non-payment of taxes by Medical Marketplace prior to June 30, 1999, subject to certain limitations. Because of the uncertainties surrounding ultimate collection of the $25,000 note, the full amount of the note has been reserved for as of March 31, 2000.

(11) SEGMENT DISCLOSURES

The following table presents operating results by segment for the nine-month period ended March 31, 2000, or from the time of acquisition through March 31, 2000, if acquired after July 1, 1999:

                                                Interactive Arctitects     Online Retailers      Corporate
                                                ----------------------     ----------------     -----------
                                                         (a)                     (b)                (c)
                                                   --------------           -------------       -----------
REVENUE                                            $    9,965,184           $   8,719,053       $     8,572

   Cost of revenue                                      5,329,815               8,145,598            19,718
   Selling, general and administrative                  4,139,123                 692,916         1,988,605
   Stock-based compensation                                                                         355,551
   Amortization of intangibles (d)                                                                1,919,875
                                                   --------------           -------------       -----------
TOTAL OPERATING COSTS AND EXPENSES                      9,468,938               8,838,514         4,283,749
                                                   --------------           -------------       -----------

LOSS FROM OPERATIONS                               $      496,246           $    (119,461)      $(4,275,177)

    Other income                                                                   (5,604)
    Interest income                                                                 6,251            58,113
    Interest expense                                     (170,603)                 (1,375)          (19,711)
                                                   --------------           -------------       -----------

INCOME BEFORE MINORITY INTEREST                           325,643                (120,189)       (4,236,775)

   Minority interest                                                                                 72,638
                                                   --------------           -------------       -----------
NET INCOME                                         $      325,643           $    (120,189)      $(4,164,137)
                                                   ==============           =============       ===========

     (a) The Interactive Architect Firms were acquired on November 23, 1999 by Full Moon (Note 3). Approximately $169,000 of administrative expenses incurred by Full Moon are included in Corporate.
     (b)  Online Retailers include Tech Store and Office Express
     (c) Corporate includes all non-operating entities and Starsonline, which year-to-date had zero revenues and approximately $72,000 of expenses, primarily start-up costs.
     (d) Of the total amortization of intangibles, $179,000 is attributable to the Interactive Architect Firms and $331,000 is attributable to Tech Store. The remainder is attributable to E-Taxi.

                                  (Unaudited)

(12) SUBSEQUENT EVENTS

On April 7, 2000, Gateway Advisors, Inc., principally owned and operated by Robert M. Wallace, Chairman and Chief Executive Officer of the Company, exercised its warrants to purchase 1.2 million shares of common stock at an exercise price of $2.50 ("Warrant Shares"). As payment for the Warrant Shares, Gateway tendered cash in the amount of $117.50 and a promissory note in the amount of $2.9 million (the "Note"). The Note bears interest at six percent and all principal and interest are due April 7, 2001.

                            INDEPENDENT REVIEW REPORT

To the Stockholders and Board of Directors of eMarketplace, Inc. and Subsidiaries
   San Jose, California


              We have reviewed the accompanying consolidated balance sheet of eMarketplace, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of operations for the three and nine months ended March 31, 2000 and 1999, and the consolidated statement of cash flows for the nine months ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

              We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

              Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

                                         MOORE STEPHENS, P. C.
                                         Certified Public Accountants.

Cranford, New Jersey
May 12, 2000

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

     On April 23, 1999, the Company acquired E-Taxi, which is accounted for as a "reverse acquisition." As consideration for the 9.1 million shares of E-Taxi's common stock and 400,000 shares of the E-Taxi's Series A Preferred Stock, the Company issued an aggregate of 9.1 million shares of common stock, par value $.0001 per share, and 400,000 shares of Series A Preferred Stock, par value $.0001 per share. For accounting purposes, E-Taxi is deemed to be the acquirer, and the Company is deemed to be acquired, under the purchase method of accounting. Therefore, the financial information presented herein represents the historical results of E-Taxi and the results of the Company from April 23, 1999 (date of acquisition) only. E-Taxi was incorporated in the State of Delaware on April 14, 1998 to develop a vertical Internet portal for the small office, home office ("SOHO") market. The Company's acquisition and development of TopTeam, Inc., its interactive architect subsidiary, has forced the Company to channel its resources away from the development of a SOHO portal. As a result, it is unlikely that the Company will focus on the development of a SOHO portal in the near future.

     Immediately prior to the closing of the E-Taxi Acquisition, E-Taxi closed
(i) a private offering of its shares of preferred stock and common stock raising an aggregate of approximately $1.4 million and (ii) the acquisition of TechStore LLC, a California limited liability company ("TechStore"), is an online retailer of computer hardware and software. The acquisition was accounted for as a purchase. The results of operations include the results of TechStore from the date of acquisition, which was April of 1999.

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

     In May of 1999, the Company formed TopTeam, Inc. ("TopTeam") to undertake a strategic consolidation of the highly fragmented Internet professional services industry, commonly referred to as Interactive Architects. On November 23, 1999, the Company and TopTeam, Inc. closed on the acquisition of six Internet consulting companies-Full Moon Interactive Group, Inc., Orrell Communications, Inc., Devries Data Systems, Inc. Muccino Design Group, Inc., Image Network, Inc., and OnCourse Network, Inc. (collectively, the "Interactive Architect Firms"). TopTeam's strategy is to continue to develop and acquire Interactive Architects who, collectively, comprise all of the diverse skill sets necessary to design, develop, and deploy total e-business solution for its clients. On February 23, 2000, Top Team changed its name to Full Moon Interactive, Inc. ("Full Moon") and hereinafter is referred to as Full Moon. Financial operations for the six Interactive Architect Firms are included in this report commencing November 23, 1999.


RESULTS OF OPERATIONS

     Because the Company had no revenues and nominal expenses for the quarter ended March 31, 1999 (total operating expenses were approximately $35,000) and for the nine months ended March 31, 1999 (total operating expenses were approximately $41,000), any comparison of fiscal 2000 results to fiscal 1999 would not be meaningful and have been excluded from the following discussion. The E-Taxi acquisition was accounted for as a reverse acquisition. The historical financial statements reflect the operations of E-Taxi for all periods prior to April 1999. The acquisitions of the Interactive Architect Firms was accounted for as a purchase, and Full Moon's fiscal year ends July 31, accordingly, the operating results of the acquired subsidiaries for the period November 23, 1999 (the date of acquisition), through March 31, 2000 have been included in eMarketplace's results of operations for the three-month period ended March 31, 2000. In addition, any forward-looking information does not include the impact, if any, of potential acquisitions discussed above.

THREE AND NINE MONTHS ENDED MARCH 31, 2000

NET LOSS

     The Company recorded a net loss of $1.1 million for the three months ended March 31, 2000 and a net loss of $4.0 million for the nine months ended March 31, 2000 because the revenue generated was not sufficient to cover cost of revenues and expenses generated. Management believes that (i) the discontinuation of its computer resale operations; (ii) the divestiture of Medical Marketplace; and (iii) interest income resulting from interest on financing proceeds could result in improved profitability. Detail of the net income or loss by operating segment can be found in the Notes to Consolidated Financial Statements: Note (12) Segment Disclosures. There can be no assurance that the Company will be successful in reducing net losses.

REVENUE

     Total revenue for the three months ended March 31, 2000 was $13.1 million and for the nine months ended March 31, 2000 was $18.7 million, which consists primarily of revenue from online sales of computer hardware, software, electronics and office supplies by the Company's wholly owned subsidiary, TechStore and majority owned subsidiary Office Express, and service revenue generated by Full Moon. Full Moon designs, develops, and deploys total e-business solutions for its clients.

     Online retailing generated $3.1 million in revenue for the three-month period ended March 31, 2000 and $8.7 million for the nine-month period ended March 31, 2000. Revenues for Full Moon were approximately $10.0 million for both the three month and the nine month periods (results of operations for Full Moon from the time acquisition, November 23, 1999, through March 31, 2000 are included in the three month period ended March 31, 2000).

COST OF REVENUE

     Total cost of revenue for the three months ended March 31, 2000 was $8.3 million or 63.4% of revenue and for the nine months ended March 31, 2000 was $13.5 million or 72.2% of revenue. Cost of revenue includes the cost of products sold, credit card processing fees and freight costs for product sales and time and materials for internet consulting services.

     Online retailing had cost of sales of $2.9 million, or 93.5% of revenue, for the three-month period ended March 31, 2000 and $8.1 million, or 93.1% of revenue, for the nine-month period ended March 31, 2000. Full Moon's cost of revenue was $5.3 million, or 53% of revenue, for both the three and nine-month periods ended March 31, 2000. Full Moon's cost of sales as a percentage of revenue has increased since the time of acquisition because the company is in the process of building its infrastructure to meet demand for its services. Management expects this trend to continue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Total selling, general and administrative expenses for the quarter ended March 31, 2000 were $5.0 million or 38.2% of revenue and for the nine months ended March 31, 2000 were $6.8 million, or 36.4% of revenue. Selling, general and administrative expenses consist of salaries and other personnel related expenses, facilities related expenses, legal and other professional fees, advertising costs and travel expenses. The fiscal quarter ended March 31, 2000 included $238,000 in non-cash expenses related to the amortization of deferred compensation and stock-based compensation; the nine months ended March 31, 2000 included $683,000 in non-cash expenses related to the amortization of deferred compensation and stock-based compensation. The Company expects to incur approximately $80,000 per quarter for four more quarters for the amortization of the deferred compensation associated with the warrants.

     Online retailing incurred SG&A of $203,000, or 6.5% of revenue for the three months ended March 31, 2000 and $693,000, or 8.0% for the nine months ended March 31, 2000. Full Moon's SG&A was $4.1 million, or 41% of revenue for three and nine months periods ended March 31, 2000. Full Moon's SG&A as a percentage of revenue increased approximately 5 percentage points since the time of acquisition because the company is in the process of building its infrastructure to meet demand for its services. Management expects this trend to continue.

 AMORTIZATION OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

     Amortization expenses associated with the acquisitions of TechStore, Full Moon and the reverse merger between the Company and E-Taxi were $716,000 for the quarter ended March 31, 2000 and $1.9 million for the nine months ended March 31, 2000. The intangible assets associated with these acquisitions, consisted of $15,968,512 in goodwill, $140,000 in acquired technology $160,000 in established workforce and $280,000 in trademarks, are being amortized over their estimated useful lives of four to ten years. In the event that the Company continues to acquire other companies, amortization of acquisitions will continue to have an impact on the Company's results of operations in the future. Management does not believe there will be any impairment of the goodwill associated with its acquisitions. The Company believes the projected cash flow and market value of these companies currently support the goodwill value of the acquisitions completed as of March 31, 2000. Based on acquisitions completed as of March 31, 2000, and assuming no impairment of the value resulting in an acceleration of the amortization, future amortization will reduce net income from operations by approximately 2.6 million in fiscal year 2000. $2.8 million in each fiscal year 2001 through 2003, $1.8 million in 2004, and $0.5 million in 2005 through 2010. If the Company completes additional acquisitions in the future, this will likely result in additional amortization charges of the resulting goodwill from the acquisition.

INTEREST INCOME AND EXPENSE

     Interest income was $37,000 for the three months ended March 31, 2000 and $64,000 for the nine months ended March 31, 2000. Interest expense was $175,000 for the three months ended March 31, 2000 and 192,000 for the nine-month period ended March 31, 2000. Interest expense related primarily to interest on loans, leases and lines of credit. Approximately 97% of the interest expense year-to-date was incurred by Full Moon, which was due, in part, to capital leases, which were converted to operating leases during the nine month period ended March 31, 2000. Interest income resulted primarily from interest earned on the proceeds from the private placement completed by the Company in November, 1999 and notes receivable from related parties (See Note 5
- Notes to Consolidated Financial Statements).

VARIABILITY OF PERIODIC RESULTS AND SEASONALITY

     Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period, however, management does not see any seasonality or predictability to these fluctuations. Financial operations for the six Interactive Architect Firms are included in this report from November 23, 1999 forward.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had a cash balance of $1.9 million and working capital of $3.3 million. The primary source of working capital to the Company during the nine months ended March 31, 2000 was the net proceeds of approximately $3.0 million received in connection with the Private Placement of the Company's Common Stock, approximately $860,000 from the sale of stock by Full Moon to an investor (net of commissions), $1.0 million in proceeds from the issuance of a Note Payable, and $1.2 in net proceeds from the issuance of Common Stock for warrant and option exercises. Of this amount, approximately $3.4 million was used to fund current operations, approximately $231,000 was used to acquire fixed assets, approximately $16,000 was the net amount of cash paid for expenses associated with the acquisition of the Interactive Architect Firms, net of the cash received, and $1.7 million was used in the procurement of a Notes and loans receivable in exchange for cash to related parties. Additionally, approximately $862,000 was used to retire debt of the Interactive Architect Firms at the closing of the acquisition, and approximately $79,000 was used to repay loans assumed in previous acquisitions. The Company believes that its projected cash flow from operations and cash balances as of March 31, 2000 of approximately $1.9 million will be sufficient to meet the working capital needs of the Company.

     The Company's principle commitments at March 31, 2000 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

     The Company will rely upon additional debt and equity financing for its long-term capital needs.

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

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.   OTHER INFORMATION

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          27.01   Financial data schedule (EDGAR only)

     (b) Reports on Form 8-K

              1. The Company filed a Current Report on Form 8-K/A on February 7, 2000, amending its report on Form 8-K dated November 23, 1999 (Item 7).

--------------------------------------------------------------------------------
SIGNATURE
--------------------------------------------------------------------------------

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EMARKETPLACE, INC.

Date:  May 15, 2000                By: /s/ ROBERT M. WALLACE
                                       -------------------------------------
                                       Robert M. Wallace
                                       Chief Executive Officer and Chairman,
                                       (Chief Accounting Officer)