Form 10KSB
period 2000-06-30
EMARKETPLACE INC
filed 2000-09-28
CIK 900475

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-KSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
                         Commission file number 0-14731

                          ----------------------------

                               EMARKETPLACE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                             33-0558415
 -------------------------------                          ----------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                        255 WEST JULIAN STREET, SUITE 100
                           SAN JOSE, CALIFORNIA 95110
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (408) 295-6500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                          ----------------------------

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

 As of September 21, 2000, there were 16,983,723 shares of the Registrant's Common Stock outstanding.
================================================================================

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

         eMarketplace, Inc (the "Company" an "eMarketplace") is an Internet holding company engaged primarily in the development and operation of a network of Internet properties ("Portfolio Companies") that provide content, commerce and online services to demographically-targeted audiences. The Company's strategy is to develop and promote synergistic business relationships among the Portfolio Companies, and to provide operational and management services. These services include active strategic direction, operating guidance, merger and acquisition assistance, board and management recruitment, and innovative financing. However, because the Company presently employs only two executives, the amount of services provided to its Portfolio Companies is limited. As the Company develops its Portfolio companies, is reasonably possible that its ownership may change through a sale or merger of certain Portfolio Companies

         In April 1999, the Company acquired E-Taxi, Inc. ("E-Taxi") and its wholly-owned subsidiary, TechStore, LLC ("TechStore"). The acquisition marked the adoption of a new corporate strategy focused on developing, acquiring and operating Internet businesses. Until April 1999, the Company was primarily engaged in the purchase and sale of new and used computer equipment, and through its Medical Marketplace, Inc. subsidiary, the purchase and sale of used medical equipment. However, the Company in April 1999 adopted a plan in conjunction with its new corporate strategy with the acquisition of E-Taxi and TechStore to divest its ownership interest in Medical Marketplace because the used medical equipment business no longer conformed to the Company's business strategy. Effective June 30, 1999, the Company completed its sale of Medical Marketplace.

         The Company was incorporated in July 1983 as Quality Associates, Inc., a California corporation, and changed its name to Computer Marketplace in June 1987. In March 1993, Computer Marketplace changed its name to Computer Marketplace, Inc. and its state of incorporation from California to Delaware. On August 27, 1999, the Company changed its trading symbol on the OTC Bulletin Board from "MKPL" to "EMKT" in contemplation of its name change to eMarketplace, Inc., which was effected on September 17, 1999. eMarketplace and its subsidiaries shall be referred to as the "Company" or "eMarketplace" in this Annual Report.


CORPORATE DEVELOPMENTS DURING YEAR

         In August 1999, the Company's subsidiary Office Express, Inc., launched its web site, www.officeexpress.com. Offering over 20,000 brand name office products, the site enables online customers to purchase office products and supplies at highly competitive prices. Products are generally shipped for next day delivery for most domestic US destinations and the site features advanced online customer service features, including customer shopping lists, which allows users to manage lists of frequently purchased items. The website of Office Express has been combined with TechStore, an online retailer, to create an online "superstore" featuring over 75,000 consumer technology and related products for the home in office.

         On November 23, 1999, the Company and its newly formed subsidiary, TopTeam, Inc. closed on the acquisition of six Internet consulting companies - Full Moon Interactive Group, Inc., Orrell Communications, Inc., Devries Data Systems, Inc. Muccino Design Group, Inc., Image Network, Inc., and OnCourse Network, Inc. (collectively, the "Interactive Architect Firms"). As a result of the acquisitions, i) TopTeam owned all of the outstanding capital stock of the Internet Architect Firms; and ii) eMarketplace owned approximately 44.9% of the total TopTeam shares outstanding, exclusive of eMarketplace's rights to purchase
5.4 million shares of common stock of TopTeam at $5.00 per share (all references to shares of common stock of TopTeam give effect to a 3-for-2 stock split), expiring upon the earlier of December 31, 2000, or the effective date of a TopTeam registration statement. On February 23, 2000, Top Team changed its name to Full Moon Interactive, Inc. ("Full Moon"). Hereinafter, Top Team and its subsidiaries will be referred to as Full Moon. On February 28, 2000, Full Moon engaged Donaldson, Lufkin & Jenrette Securities Corporation to serve as its exclusive financial advisor with respect to the sale of Full Moon.

         On December 31, 1999, the Company issued a $1.5 million line of credit to Full Moon. As consideration for this line of credit, the Company received 375,000 shares of Full Moon. This transaction increased eMarketplace's ownership in Full Moon to approximately 47% of the total number of shares of Full Moon common stock outstanding.

         On December 27, 1999, the Company entered into a Stock Purchase and Contribution Agreement, with Pat Boone's Gold Label, Inc., a Delaware corporation ("Gold Label"), and all of the shareholders of The Gold Label-Honest Entertainment, Inc. ("Honest Entertainment"), a Tennessee corporation. Under the terms of the agreement, i) the Company issued 370,000 shares of common to the Honest Entertainment shareholders in exchange for 1.3 million shares of common stock of Honest Entertainment; ii) the Company contributed its newly purchased shares of Honest Entertainment to Gold Label in exchange for 1.3 million shares of common stock of Gold Label; and iii) the shareholders of Honest Entertainment contributed all of the remaining outstanding shares of Honest Entertainment (the shares not purchased by the Company) to Gold Label for 3.1 shares of common stock of Gold Label, representing a 29.7% ownership interest. In addition, the Company received a warrant to purchase 200,000 shares of Gold Label at an exercise price of $500,000. The transaction closed on April 8, 2000, but for accounting purposes has been recorded as of January 1, 2000. Gold Label is engaged in the distribution and sale of music and videos through its goldlabel.com web site.

         In February 2000, the Company capitalized a wholly owned subsidiary, StarsOnline, Inc., a Delaware corporation, with $250,000 to develop and launch an Internet based entertainment company.

         On March 24, 2000, the Company retained U.S. Bancorp Piper Jaffray Inc. as its financial advisor. U.S. Bancorp has agreed to provide the Company with financial advisery services. The Company engaged U.S. Bancorp to assist it with capital raising activities.

EMARKETPLACE PORTFOLIO COMPANIES

         FULL MOON INTERACTIVE, INC. was incorporated in Delaware on July 14, 1999, under the name TopTeam, Inc., a wholly-owned subsidiary of eMarketplace, and was formed as part of eMarketplace's strategic consolidation of businesses that provide strategic consulting and comprehensive Internet based solutions to corporate users of information technology. eMarketplace believed that the rapid growth in demand and complexity for Internet services presented an economic opportunity for an organization that could assemble the diverse skill sets necessary to deliver an effective e-business solution. Since the Internet professional services is a relatively new industry, there are a limited number of organizations within the industry that have the scope of services and industry knowledge to deliver an end-to-end solution for its clients. eMarketplace approached a number of Internet firms and extended offers to participate in the consolidation to companies who could contribute a skill set necessary to provide such a complete solution. In November 1999, Full Moon completed the acquisition of Full Moon Interactive Group, Inc. Orrell Communications, Inc., Muccino Design Group, Inc., DeVries Data Systems, Inc., Oncourse Network, Inc., Image Network, Inc.

         Full Moon is a premier interactive architect and Internet consulting company. It develops mission-critical interactive systems for Fortune 1000 and emerging Internet companies by blending the full spectrum of business, technology, creative and marketing skills required to develop successful Internet businesses. Its services include, among others, strategic market consulting and research, web site design, brand management, ancillary promotional sales, media buying and management, online marketing and software engineering and technical program management. The firm also provides creative and design services primarily related to establishing and fostering corporate image development. Full Moon may be classified as a professional services firm that derives its revenues from the delivery of services under project engagements that vary in amount depending on the type and duration of service being provided.

         Full Moon is vertically concentrated, and delivers comprehensive solutions to, key industries, including consumer products, entertainment and media, financial services, emerging growth, and technology companies. Full Moon's business is geographically concentrated in the Southern and Northern California and Austin, Texas markets, and it plans to expand into the Chicago, U.S. East Coast and selected international markets. As of September, 2000 Full Moon has over 100 clients. Full Moon plans to grow its organization, infrastructure and processes through a balance of internal growth and strategic acquisitions.

         TECHSTORE, TOGETHER WITH OFFICE EXPRESS are global Internet retailers featuring over 75,000 consumer technology and related products for the home and office. With over 100,000 customers world wide, together the companies offer an online "superstore" at www.TechStore.com and www. officeexpress.com that provides one-stop shopping for domestic and international customers, 24-hours a day, seven days a week. The superstore features computer hardware, software, electronics, other consumer technology products and office equipment and supplies. The site has distinguished itself by offering consumers a user-friendly Web site, low prices, large selection, detailed product information, real-time availability, online secure ordering, online invoice history and online order tracking.

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

         Research and Development/Technology

         TechStore and Office Express are attempting to provide complete eCommerce integration throughout the entire sales process. To accomplish this goal, TechStore is utilizing eBusiness software and computer hardware technologies. A Virtual Private Network (VPN) connection to the distributor, TechData, allows custom software agents to pull invoice and shipping data for accounting analysis and customer service applications. TechStore maintains another secure Internet based connection to Electronic Data Systems Corporation for credit card processing services. Web and database servers are co-located at a locally based business grade Internet Service Provider (ISP), MasterLink, that offers high premises security and extensive redundant power and Internet backbone connectivity. TechStore depends upon the data and network communications systems at EDS, MasterLink, as well as TechData and all of their respective service providers, for uninterrupted operation of the Web site and other business communications. An interruption of data and network communications services could have a materially adverse effect on our business.

         E-TAXI was incorporated in April 1998 to develop a vertical Internet portal for the small office, home office ("SOHO") market. As part of this strategy, E-Taxi acquired TechStore in April, 1999, immediately prior to the reverse acquistion of Computer Marketplace. Inc. by E-Taxi. Plans to create a SOHO portal by E-Taxi have been postponed as a result of the Company's focus on developing Full Moon. E-Taxi currently holds all of the outstanding capital stock of TechStore and has no other operations, revenues or expenses.


         STARSONLINE was formed in February 2000 and initially capitalized with $250,000 to develop and launch an Internet based entertainment company. It presently has two full-time employees. StarsOnline expects to build a celebrity portal that enables Internet users to access the official sites of well-known personalities in television, film, music, fashion, publishing, sports and art. Many of these official sites will be designed, developed and managed by StarsOnline in partnership with popular celebrities. Additionally, this full service vertical portal is expected to provide celebrity-driven content, products and services in an entertaining and interactive environment. StarsOnline believes it will be able, therefore, to aggregate and monetize the affinity audiences of these famous personalities.

         By providing real value to each of the constituencies (consumers, celebrities, commerce partners) in the star-driven entertainment marketplace, StarsOnline plans to position itself to capture multiple revenue streams. StarsOnline intends to generate revenues from sales of authentic and exclusive celebrity merchandise and memorabilia, strategic sponsorships, targeted advertising, affinity audience traffic, content syndication, premium memberships, and special promotions.

         StarsOnline is currently in the start-up stage and has no revenues and only nominal expenses.

         Our Internet businesses have a very limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited access to capital in new and rapidly evolving markets such as the Internet market. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Please see "Risk Factors That May Affect Future Results and Safe Harbor Statement"

GOVERNMENT REGULATION

         Our business may face increased government regulation which regulation may have a material adverse effect on the Company's business and its prospects.

         Taxation. The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local levels and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. Recently, the Internet Tax Freedom Act was signed into law, placing a three-year moratorium on new state and local taxes on Internet commerce which moratorium ends in December, 2002. Our business may be harmed by the passage of laws in the future imposing taxes or other burdensome regulations on Internet commerce.

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

         Qualification To Do Business. We may have to qualify to do business in other jurisdictions. As our service is available over the Internet in multiple states and foreign countries, and as we sell to numerous consumers resident in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. We are qualified to do business in only three states, and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties.

INTELLECTUAL PROPERTY

         Full Moon has filed trademark applications for FULL MOON (TM) (Application Number 75/749104) and BRANDVENTURING (TM) (Application Number 75/828904) with the United States Patent and Trademark office. eMarketplace does not hold any other patents or registered trademarks. TechStore, Office Express, Full Moon, and StarsOnline hold various web domain names relating to their particular brands, including the "TechStore.com", "OfficeExpress.com", "Fullmoon.com", and "StarsOnline.com". The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Such changes in the United States are expected to include a transition from the current system of governmental regulation to a system, which is controlled by a non-profit corporation and the creation of additional top-level domains. We may not be able to acquire or maintain relevant domain names in all countries in which we conduct or intend to conduct business. Furthermore, the relationship between regulations governing domain names and the laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of or dilute the our brands.

         The Company's proprietary software is protected by copyright and applicable trade secret law. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants and limit access to and distribution of our software, documentation and other proprietary information. Notwithstanding these precautions, it might be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford us little or no effective protection of our intellectual property.

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

COMPETITION

Company-Generally
         We face competition from other capital providers including publicly-traded Internet companies, venture capital companies and large corporations. Many of these competitors have greater financial resources and brand name recognition than we do. These competitors may limit our opportunity to acquire interests in new Portfolio Companies. If we cannot acquire interests in attractive companies, our strategy to build a collaborative network of Portfolio Companies may not succeed.

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

Full Moon
         Full Moon competes in the Internet professional services market, which is relatively new and intensely competitive. Full Moon expects competition to intensify as the market evolves. Full Moon believes that the competitors fall into several categories, including the following:

         - Internet service firms, such as AGENCY.COM, iXL, Organic Online, Proxicom, Razorfish and USWeb/CKS;
         - technology integrators, such as Andersen Consulting, Cambridge Technology Partners, EDS, IBM, Sapient and Scient; and
         - strategic consulting firms, such as Bain, Booz-Allen & Hamilton, Boston Consulting Group, Diamond Technology Partners and McKinsey Consulting.

         Many of Full Moon's competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than Full Moon. Full Moon believes that only a few of these competitors offer an integrated package of professional Internet services. Several competitors, however, have announced their intention to offer a broader range of services than they currently provide. Full Moon believes that the principal competitive factors in the Internet professional services market are: the provision of integrated services, breadth of service offerings, cost certainty and a referenceable customer base. Full Moon believes that its service model allows it to compete favorably in all of the above areas. However, there are relatively low barriers to entry into the Internet professional services market. As a result, new market entrants pose a threat to Full Moon's business. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could have a material adverse effect on our business, financial condition and results of operations.

TechStore/Office Express
         The e-commerce market is new, rapidly evolving and intensely competitive. We expect that competition will further intensify in the future. Barriers to entry are limited, and many traditional retailers are beginning to launch their own online operations. New technologies and the expansion of existing technologies may also increase competitive pressures. We currently compete with a variety of online vendors who specialize in computer hardware and software products. Moreover, all of the products we sell in our online stores are available through traditional and catalog retailers. Consequently, we must compete with companies in the e- commerce market as well as the traditional retail industry. In the computer hardware, software, peripheral and clearance product markets, our primary competitors include, but are not limited to: traditional computer retailers such as CompUSA and MicroCenter; catalogue retailers such as CDW, Insight and PC Connection; online computer retailers such as Cyberian Outpost and Egghead.com; and software and hardware manufacturers that market their products through their own Web sites such as Apple Computer, Dell Computer and Gateway 2000 Inc. We also expect to experience significant competitive pressure if any of our distributors were to initiate their own retail operations. Since our distributors have access to merchandise at very low costs, they could sell products at lower prices than us and maintain a higher gross margin on their product sales than we are able to achieve. If this were to occur, our current and potential customers may decide to purchase directly from these distributors, which could reduce our market share. We believe that the primary competitive factors in online retailing include brand recognition, price, product selection, customer service, value-added services and ease of use. Although we believe that we compete favorably with respect to these factors, several of our competitors may have an advantage over us with respect to specific factors. In addition, many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than we do.

CREDIT FACILITIES

         In connection with TechStore's distribution arrangement with TechData Corporation, TechStore currently has a line of credit in the amount of $250,000 with Deutsche Financial Services which does not accrue interest ("Deutsche Line"). The Deutsche Line is personally guaranteed by Bejan Aminifard and Derek Wall, officers of TechStore.

         At June 30, 2000, Full Moon had $388,000 outstanding under a promissory note with a commercial bank. The note provided for borrowings up to $400,000 and beared interest at prime (8.50% at June 30, 2000) plus 1.75%. The note was payable in full on August 1, 2000. The note was subsequently paid off on July 18, 2000 and replaced with a loan to another bank in the amount of $500,000 which provided for borrowings of up to $500,000 and the loan beared interest at prime (8.5% at the time of the loan) plus 1.00%. This loan was subsequently paid off on August 14, 2000 and replaced with an initial line of credit for $900,000 Grand Pacific Financing Corp ("Grand Pacific). The line of credit calls for borrowings of up to $1,500,000 and is subject to borrowing restrictions based on the accounts receivable borrowing base. This base shall not exceed the lesser of
(1) 70% of eligible accounts with balances less than 30 days from the invoice date plus 35% of eligible accounts with balances over 30 days but less than 60 days from invoice date plus 15% of eligible accounts with balances over 60 days from invoice date; or $1,500,000. The line of credit is due upon the earlier of
(1) February 11, 2001; (2) upon the successful initial public offering of its equity securities; (3) upon liquidation, dissolution, merger or consolidation or commencement of proceedings thereof; (4) upon equity or debt financing in excess of $5,000,000. The line of credit bears interest at prime (9.5% at the time of the loan) plus 1.00%. As additional consideration for the loan, Full Moon granted Grand Pacific warrants to purchase 33,000 shares of common stock of Full Moon at $0.01 per share. This line is secured by all of the assets of Full Moon.

EMPLOYEES

         As of August 31, 2000, the Company had approximately 214 employees, of which 200 are employed at Full Moon, 10 are employed at Techstore/Office Express, and 4 are employed at the Company's corporate offices. The Company also retains the services of independent contractors for software development, accounting services, and product fulfillment. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend in part upon our continued ability to attract, hire and retain qualified personnel.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND SAFE HARBOR STATEMENT

IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. INVESTORS ARE FURTHER CAUTIONED THAT THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE
FOLLOWING: (i) OUR COMPANY'S PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS AND INTENTIONS ARE SUBJECT TO CHANGE AT ANY TIME AT THE DISCRETION OF MANAGEMENT AND THE BOARD OF DIRECTORS; (ii) OUR PLANS AND RESULTS OF OPERATIONS WILL BE AFFECTED BY OUR ABILITY TO MANAGE OUR GROWTH AND WORKING CAPITAL; (iii) OUR BUSINESS IS HIGHLY COMPETITIVE AND THE ENTRANCE OF NEW COMPETITORS OR THE EXPANSION OF THE OPERATIONS BY EXISTING COMPETITORS IN OUR MARKETS COULD ADVERSELY AFFECT OUR PLANS AND RESULTS OF OPERATIONS; AND (iv) THE RISK FACTORS IDENTIFIED BELOW ARE NOT REPRESENTED TO BE A COMPREHENSIVE LIST.

RISKS PARTICULAR TO THE COMPANY

WE HAVE INCURRED OPERATING LOSSES AND WE MAY NOT BE PROFITABLE IN THE NEAR
FUTURE

         Since we began operations, we have incurred operating losses. Although management believes it could reduce the Company's operating losses in the future, no assurance can be given that management will be successful in achieving this objective. In addition, any new acquisitions of additional Portfolio Companies may result in additional operating expenses. Failure to achieve profitability within the timeframe expected by investors may adversely affect the market price of our Common Stock. We have incurred net losses of $2.2 million and $728,000 for the years ended June 30, 1998 and 1999, respectively, although such net losses for such periods resulted from the Company's operations prior to the implementation of its new business plan. The Company has incurred a net loss of $10.1 million for the year ended June 30, 2000, $9.1 million of which was attributed to non-cash expense. The Company expects to use its cash to fund its operations as a result of the anticipated negative cash flow. Please See "Management's Discussion and Analysis of Financial Condition and Results of Operation"

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITORS

         We have received a report from our independent auditors for our fiscal year ended June 30, 2000, containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical negative cash flow recurring losses, cash used to fund operations, and because, as of the balance sheet date we did not have access to sufficient committed capital to meet our projected operating needs for at least the next twelve months. In addition, the issuance of a going concern opinion from our auditors may make it more difficult to raise the capital necessary to operate our business. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"

WE MAY NEED ADDITIONAL FINANCING

         The Company's operations have had recurring losses generate a negative cash flow during the years ended June 30, 2000 and 1999, which has caused the Company to use its cash to fund the operations of the Company. Moreover, management expects a significant use of cash during the upcoming fiscal year as it funds its operating businesses. The Company will require additional debt or equity financing during the first half of fiscal year 2001, the amount and timing depending in large part on our spending program. If additional funds are raised through the issuance of equity securities, the Company's stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or the Company. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to pay its debts in a timely manner, develop or enhance its operating businesses, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition and results of operations. Please See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and our financial statements for detailed information on our capital resources and the explanations included in the report of our independent accountants relating to our ability to continue as a going concern.

LIMITED OPERATING HISTORY

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

POTENTIAL FOR CONTINUING OPERATING LOSSES

         Our expenses will increase as we build an infrastructure to implement our business model. For example, we expect to hire additional employees and expand our information technology systems. In addition, we plan to significantly increase our operating expenses to broaden our Portfolio Company support capabilities, explore acquisition opportunities and alliances with other companies, and facilitate business arrangements among our Portfolio Companies. Expenses may also increase due to the potential effect of goodwill amortization and other charges resulting from completed and future acquisitions. If any of these and other expenses are not accompanied by increased revenue, our operating losses will be greater than we anticipate. Please See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above and our financial statements for detailed information on our extremely limited operating history and the qualifications included in the report of our independent accountants relating to our ability to continue as a going concern. See Item 3. Legal Proceedings

RISKS INHERENT TO COMPANY'S ACQUISITION STRATEGY

         The Company has in the past, and intends in the future, to expand through the acquisition of businesses, technologies, products and services, such as the recent acquisition of Full Moon. Acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of additional debt, the write-off of in-process research and development of software acquisition and development costs, and the amortization of goodwill and other intangible assets. Further, acquisitions involve a number of special problems, including difficulty integrating technologies, operations and personnel and diversion of management attention in connection with both negotiating the acquisitions and integrating the assets. There can be no assurance that the Company will be successful in addressing such problems. In addition, growth associated with numerous acquisitions places significant strain on the Company's managerial and operational resources. The Company's future operating results will depend to a significant degree on its ability to successfully manage growth and integrate both past and future acquisitions. Furthermore, many of Company's investments are in early-stage companies, with limited operating histories and limited or no revenues. Although management believes that it can manage its acquisitions profitably in the future, there can be no assurance that the Company will be successful in developing such companies.

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

RISKS RELATED TO THE MARKET

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

         Our executive officers and directors and their affiliates beneficially own approximately 50% of the Company's Common Stock as of September 21, 2000. As a result, these stockholders, if they act together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company and might affect the market price of our Common Stock.

FUTURE SALES BY EXISTING SECURITY HOLDERS COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK

         If our existing stockholders sell a large number of shares of our Common Stock, the market price of the Common Stock could decline significantly. Moreover, the perception in the public market that our existing stockholders might sell shares of Common Stock could depress the market price of the Common Stock. Approximately 16.8 shares are outstanding as of September 21, 2000 of which approximately 2.9 million shares are in the public float and approximately
14.0 million shares will be available for resale in the public market without registration, subject to compliance with Rule 144. Many of our existing stockholders have the right to include their shares of Common Stock in a registration statement with the Securities and Exchange Commission should the Company elect to file a registration statement with the Commission (other than on Forms S-4 or S-8). If we register their shares of Common Stock, they can freely sell those shares in the public market, which may adversely effect the market for, and trading price of our Common Stock.

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

UNCERTAINTY ELIGIBILITY OF THE COMMON STOCK FOR LISTING ON THE NASDAQ SMALLCAP MARKET

         In the event the Company files an application with the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") to list the Company's Common Stock for quotation on the NASDAQ SmallCap Market, no assurance can be given that such application will be approved. As of September 21, 2000, the Company failed to satisfy the initial listing requirements for the NASDAQ SmallCap Market. In addition, it should be noted that the Company's shares of Common Stock were delisted from The NASDAQ SmallCap Market in July 1998 because of the failure to satisfy the continued listing requirements. It should be noted that the initial listing requirements applicable to an application which may be submitted by the Company are more rigorous than the continued listing requirements.

ABSENCE OF DIVIDENDS

         The Company has never declared or paid, nor does it intend or pay in the foreseeable future, cash dividends on its Common Stock, but intends instead to retain any future earnings to finance expansion and operations.


ITEM 2.           DESCRIPTION OF PROPERTY

         In July 1999, the Company relocated its executive offices from Corona, California to San Jose, California. The Company closed its office in Corona and entered into a month-to-month lease arrangement for the Company's executive offices located at 255 West Julian Street, Suite 100, San Jose, CA with Crown Services, Inc. ("Crown"), pursuant to which the Company reimburses Crown $5,421.56 per month, the direct rental cost for approximately 3,200 square feet of office space. Robert M. Wallace, the Company's Chairman of the Board, is the Chairman and a principal stockholder of Crown.

         In April 1998 TechStore entered into a month-to-month lease agreement with Bejan Aminifard, the Chief Executive Officer of TechStore, pursuant to which TechStore leases 1,200 square feet for its executive offices located at 14 Commercial Boulevard, Novato, California for $1,400 per month. In April 2000, TechStore terminated this lease. TechStore entered into a lease agreement with Attest Systems, Inc. for general office space located at 10 Commercial Blvd., Suite 202, Novato, CA, whereby TechStore agreed to pay approximately $6,000 per month for approximately 3,000 square feet.

         In May 2000, Full Moon entered into a lease agreement for its principal offices located at 911 Wilshire Blvd, Los Angeles, CA, with Dames & Moore, pursuant to which Full Moon leases approximately 30,000 square feet of office space at a monthly cost of approximately $39,000 for the initial year and approximately $45,000 for the remaining 6 1/2 years.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings nor are any material legal proceedings threatened against the Company; provided, however, that the Company and its subsidiaries have received numerous requests for payment of outstanding accounts payables. Given the Company's current financial condition, the failure to make payments could have a material adverse effect on the Company's business and its prospects.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's securities commenced trading on The Nasdaq SmallCap Market system upon the effectiveness of the Company's Initial Public Offering on June 22, 1993. As of that date, the Company's Common Stock, the Class A Warrants and the Class B Warrants began trading under the symbols "MKPL" and "MKPLW" and "MKPLZ", respectively. The Common Stock is presently quoted and traded on the OTC Bulletin Board as a result of the Company's failure to satisfy the continued listing requirements of The Nasdaq SmallCap Market in July, 1998. The Class A Warrants and Class B Warrants were delisted from The Nasdaq SmallCap Market as of the close of business on December 18, 1996 and expired in June 1998. The Company also had Class D Warrants which were registered for trading on the OTC Bulletin Board under the symbol "MKPLH" which expired on April 15, 1999. On August 27, 1999, the Company changed its trading symbol to "EMKT" to reflect the Company's name change to eMarketplace, Inc. As of September 21, 2000, there were approximately 152 holders of record of the Company's common stock and approximately 800 beneficial owners.

         The following table indicates the high and low bid prices for the Company's Common Stock for each of the quarters in the period from July 1, 1999, through June 30, 2000, based upon information supplied by the Nasdaq system and the OTC Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

                FOR THE PERIOD FROM JULY 1, 1999 TO JUNE 30, 2000
                                QUOTED BID PRICE

2000 FY             1st Quarter          2nd Quarter          3rd Quarter        4th Quarter
-------           (ended  9/30/99)    (ended  12/31/99)    (ended  3/31/00)    (ended  6/30/00)
                  ----------------    -----------------    ----------------    ---------------
Common Stock:
         High          $8.75                $8.25              $9.6875              $8.25
         Low           $5.00                $5.00              $6.125               $3.00

1999 FY             1st Quarter          2nd Quarter         3rd Quarter         4th Quarter
-------           (ended  9/30/98)    (ended  12/31/98)    (ended  3/31/99)    (ended  6/30/99)
                  ----------------    -----------------    ----------------    ---------------
Common Stock:
         High          $1.50                $ .875             $1.56                $6.375
         Low           $ .875               $ .688             $ .875               $1.375


         On September 21, 2000, the closing bid price of the Common Stock as reported on OTC Bulletin Board was $0.75. eMarketplace has no dividend policy, and does not intend to pay any dividends in the foreseeable future.

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

As of June 30, 2000, the Company has had recurring losses and difficulty meeting its financial obligations as they became due. Cash used in operations for the period ended June 30, 2000 was $4.1 million.

In view of these matters, the continuation of the Company as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, the success of its future operations and the reduction of its cost. Management is in the process of seeking additional debt and equity financing and has implemented cost reductions. The Company is also in the process of analyzing potential equity investments. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. There can be no assurances that management will be successful in the implementation of its plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

OVERVIEW

         eMarketplace, Inc. (the "Company or eMarketplace") consists of eMarketplace, Inc. and its wholly owned or controlled subsidiaries: Full Moon Interactive, Inc. ("Full Moon or FMI"), E-Taxi,Inc.("E-Taxi"), TechStore,Inc. ("TechStore"), OfficeExpress,Inc. ("OfficeExpress") and StarsOnline, Inc.("StarsOnline") .

         FULL MOON is an Internet consulting firm, which provides e-business solutions to its customers desiring to initiate or enhance their presence on the Internet. Its services include, among others, strategic market consulting and research, web site design, brand management, ancillary promotional sales, media buying and management, online marketing and software engineering and technical program management. The firm also provides creative and design services primarily related to establishing and fostering corporate image development. FMI is a professional services firm who derives its revenues from the delivery of services under project engagements that vary in amount depending on the type and duration of service being provided.

         TECHSTORE, TOGETHER WITH OFFICEEXPRESS are global Internet retailers featuring over 75,000 consumer technology and related products for the home and office. With over 100,000 customers world wide, together the companies offer an online "superstore" at www.techstore.com and www. officeexpress.com that provides one-stop shopping for domestic and international customers, 24 hours a day, seven days a week. The superstore features computer hardware, software, electronics, other consumer technology products and office equipment and supplies.

         E-TAXI was incorporated in April 1998 to develop a vertical Internet portal for the small office, home office ("SOHO") market. As part of this strategy, E-Taxi acquired TechStore in April 1999, immediately prior to the reverse acquisition of Computer Marketplace, Inc. by E-Taxi. Plans to create a SOHO portal by E-Taxi have been postponed as a result of the Company's focus on developing Full Moon. E-Taxi currently has no other operations, revenues or expenses.

         STARSONLINE was formed in February 2000 and initially capitalized with $250,000 to develop and launch an Internet based entertainment company. StarsOnline expects to build a celebrity portal that enables Internet users to access the official sites of well-known personalities in television, film, music, fashion, publishing, sports and art. Many of these official sites will be designed, developed and managed by StarsOnline in partnership with popular celebrities. Additionally this full service vertical portal is expected to provide celebrity-driven content, products and services in an entertaining and interactive environment. StarsOnline believes it will be able, therefore, to aggregate and monetize the affinity audiences of these famous personalities.

         By providing real value to each of the constituencies (consumers, celebrities, commerce partners) in the star-driven entertainment marketplace, StarsOnline expects to position itself to capture multiple revenue streams. StarsOnline expects to generate revenues from sales of authentic and exclusive celebrity merchandise and memorabilia, strategic sponsorships, targeted advertising, affinity audience traffic, content syndication, premium memberships, and special promotions.

         StarsOnline is currently in the start-up stage and has no revenues and only nominal expenses.

         Our Internet businesses have a very limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited access to capital in new and rapidly evolving markets such as the Internet market. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Please see "Risk Factors That May Affect Future Results and Safe Harbor Statement".


RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2000

         The fiscal year 2000 historical financial statements reflect the operations of TechStore for the entire period and the operations of Full Moon from November 2000, the month of acquisition of the Interactive Architect Firms. The fiscal year 1999 historical results, reflects the operations of TechStore from April 1999, the month of acquisition by E-Taxi. Therefore, any comparison of fiscal 2000 results to fiscal 1999 would not be meaningful and have been excluded from the following discussion.

NET LOSS

         The Company recorded a net loss of $10.1 million for the year ended June 30, 2000, because the cost of revenues and expenses were not sufficient to cover revenues generated. Contributing to the net loss were non-cash expenses of approximately $9.1 million, consisting of $3.0 million of depreciation and amortization, a $3.5 million impairment loss related to the goodwill associated with the acquisition of TechStore, $1.7 million in stock-based compensation and a $1.0 million increase in the allowance for doubtful accounts. It also includes one-time transaction costs related to terminated acquisitions and dispositions of $357,000. Offsetting these items is $1.5 million of minority interest attributable to the minority shareholders of Full Moon and $188,000 of non-cash income due to the conversion of a capital lease. Excluding these non-cash items and one-time transaction costs, $631,000 of the loss was attributable to Full Moon and $111,000 was attributable to TechStore and Office Express combined. The balance of approximately $100,000 is attributable to corporate administration.

REVENUE

         Total revenue for the year ended June 30, 2000 was $28.7 million, which consists $12.3 million of online retailing revenue by TechStore and Office Express, and $16.4 million of revenue generated by Full Moon. Revenue is expected to increase in fiscal 2000 with the inclusion of the results of operations of Full Moon for a full twelve months.

         TechStore and Office Express utilize vendor drop-shipments directly to customers, and therefore do not maintain inventory. Because TechStore and Office Express assume the risk of ownership in all transactions, revenues are recorded on a gross rather than net basis (see "Notes to Consolidated Financial
Statements: Significant Accounting Policies" on page 59).


COST OF SALES

         Total cost of sales for the year ended June 30, 2000 was $20.4 million or 71.1% of revenue. Cost of sales includes the cost of products sold, credit card processing fees and freight costs for product sales, and time & materials for Internet consulting services.

         Online retailing by TechStore and Office Express had cost of sales of $11.5 million, or 93.5% of revenue for the year ended June 30, 2000. The Company expects margins for this segment to remain low in the near future as it uses competitive pricing as a means to obtain increased market share.

         TechStore is entirely dependent upon a third party for order fulfillment. Currently, TechStore utilizes fulfillment services offered by TechData Corporation, a leading full-line distributor of more than 75,000 technology products worldwide. TechData offers fulfillment services via six regional distribution centers. TechStore has no long-term contracts or arrangements with TechData that guarantee the availability, shipping, or quality of merchandise.

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

         Office Express is also entirely dependent upon a third party for order fulfillment. Currently OfficeExpress utilizes fulfillment services offered by United Stationers Supply Co., the nation's largest wholesale distributor of office, computer, and facilities management products.

         Full Moon's cost of sales was $8.9 million, or 54.1% of revenue for the year ended June 30, 2000. Full Moon's cost of sales as a percentage of revenue increased by less than one percentage point, from 53.2% for the three months ended October 31, 1999.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses for the year ended June 30, 2000, were $13.7 million or 47.6% of revenue. Selling, general and administrative expenses consist of salaries and other personnel related expenses, facilities related expenses, legal and other professional fees, bad debt expense, advertising costs, travel expenses and depreciation. The fiscal year ended June 30, 2000 included $1.7 million in non-cash expenses related to the amortization of deferred compensation and stock-based compensation, $1.0 million of bad debt expense and $345,000 of depreciation. The Company expects to incur approximately $80,000 per quarter for three more quarters for the amortization of the deferred compensation associated with warrants.

         TechStore and Office Express had combined SG&A of $959,000, or 7.8% of combined revenues for the year ended June 30, 2000. For the combined companies, SG&A includes of $98,000 in occupancy expense, $15,000 of office expense, $54,000 of depreciation expense, $390,000 in salaries and $284,000 of advertising.

         Full Moon's SG&A was $10.0 million, or 60.9% of revenue for year ended June 30, 2000. Full Moon's SG&A includes $472,000 in rent expense, $692,000 in professional fees (which includes approximately $357,000 in transaction costs related to terminated acquisitions and dispositions), $4.4 million in salaries, $317,000 of contract labor, $650,000 in travel, $305,000 in depreciation and $256,000 in recruiting expenses. It also includes non-cash expenses of $1.6 million, consisting of a $1.0 million increase in its reserve for doubtful accounts and $584,000 of stock-based compensation. Excluding stock-based compensation of $584,000 and acquisition and disposition cost of $357,000, Full Moon's SG&A was $9.0 million, or 55.2% of revenue. On a comparable basis, SG&A as a percent of revenue was 36.3% for the three months ended October 31, 1999. The increase subsequent to the acquisition is primarily due to the company increasing infrastructure to meet demand for its services.

PRODUCT DEVELOPMENT EXPENSES

         Product development expenses were $30,000 for the year ended June 30, 2000. Product development expenses consist of personnel and related expenses associated with the development of the Company's web site.


AMORTIZATION OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

         During fiscal 2000, the Company incurred $2.6 million in amortization expenses associated with the acquisition of TechStore and Full Moon. The intangible assets associated with these acquisitions, consisted of $15.9 million in goodwill, $140,000 in acquired technology $160,000 in established workforce and $280,000 in trademarks, which are being amortized over their estimated useful lives of four to ten years. The Company also recorded a $3.5 million write-down of goodwill in the fourth quarter due to an impairment in the carrying value of TechStore. The undiscounted cash flows of TechStore failed to support the recoverability of the assets of TechStore including the carrying value of goodwill. (See "Notes to Consolidated Financial Statements:
Intangibles" on page 64).

         In the event that the Company continues to acquire other companies, amortization of goodwill will continue to have an impact on the Company's results of operations in the future. Based on acquisitions completed as of June 30, 2000, and assuming no further impairment of the value of the Company's subsidiaries resulting in a write-down of goodwill, future amortization of goodwill and identifiable intangibles will reduce net income from operations by approximately $1.9 million in fiscal years 2001, 2002, and 2003, $1.1 million in fiscal year 2004, and $500,000 in 2005.

INTEREST INCOME AND EXPENSE

         Interest expense, net of interest income, was $116,000 for the year ended June 30, 2000. Interest expense related primarily to interest on loans to the Company and interest income resulted primarily from interest earned on notes to related parties.

FISCAL YEAR ENDED JUNE 30, 1999

         Because the Company had no revenues and only nominal expenses for the period from inception (April 14, 1998) to June 30, 1998 (total operating expenses were $8,0700, any comparison of fiscal 1999 results to fiscal 1998 would not be meaningful and have been excluded from the following discussion. The fiscal year 1999 results include E-taxi for the entire twelve-month period, including the results of TechStore from the date of acquisition of April 1999.

NET LOSS

         The Company recorded a net loss of $728,000 for the year ended June 30, 1999 because the cost of revenues and expenses were not sufficient to cover revenues generated.

REVENUE

         Total revenue for the year ended June 30, 1999 was $2.2 million, which consists almost exclusively of revenue from the sale of computer hardware and software and consumer electronics by the Company's wholly owned subsidiary, TechStore, through its web site.

COST OF REVENUE

         Total cost of revenue for the year ended June 30, 1999 was $2.1 million or 93.3% of revenue. Cost of revenue includes the cost of product sold, credit card processing fees and freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses for the year ended June 30, 1999 were $454,000 or 20.5% of revenue. Selling, general and administrative expenses consist of salaries and other personnel related expenses, facilities related expenses, legal and other professional fees, advertising costs and travel expenses. The fiscal year ended June 30, 1999 also included $87,000 in non-cash expenses associated with stock issued to three directors for services rendered and stock options issued to an accounting consultant.

PRODUCT DEVELOPMENT EXPENSES

         Product development expenses were $19,000 for the year ended June 30, 1999. Product development expenses consist of personnel and related expenses associated with the development of the Company's web site.

AMORTIZATION OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

         During the fourth quarter of fiscal 1999, the Company incurred $404,000 in amortization expenses associated with the acquisition of TechStore and the reverse merger between the Company and E-Taxi. The intangible assets associated with these acquisitions, consisting in total of $10.0 million in goodwill, $140,000 in acquired technology $160,000 in established workforce and $280,000 in trademarks, have and estimated useful lives of four to five years

INTEREST INCOME AND EXPENSE

         Interest income, net of interest expense, was $2,000 for the year ended June 30, 1999. Interest expense related primarily to interest on loans to the Company and interest income resulted primarily from interest earned on the $1.4 million proceeds on the private placement completed by E-Taxi in April 1999.

VARIABILITY OF PERIODIC RESULTS AND SEASONALITY

         Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period, however, management does not see any seasonality or predictability to these fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had a cash balance of $772,000 and working capital of $800,000. The primary source of working capital to the Company during the year ended June 30, 2000, was net proceeds of approximately $3.0 million received in connection with the Private Placement of the Company's Common Stock during the quarter ended December 31, 1999, approximately $860,000 from the sale of stock by Full Moon to an investor (net of commissions), $1.1 million in proceeds from the issuance of notes payable, approximately $366 million of net borrowings on lines of credit and $1.3 million in net proceeds from the issuance of Common Stock for warrant and option exercises. Of the $6.1 million generated through financing activities, approximately $4.1 million was used to fund current operations, and approximately $2.5 million used in investing activities. Investing activities consisted primarily of $1.0 million of capital expenditures and $1.3 million for the procurement of notes receivable in exchange for cash to related parties. Additionally, approximately $862,000 was used to retire debt of the Interactive Architect Firms at the closing of the acquisition, and approximately $163,000 was used to repay loans assumed in previous acquisitions.

         The Company's operations generated a negative cash flow during the year ended June 30, 2000 and 1999, and management expects a significant use of cash during the upcoming fiscal year as it funds its operating businesses. The Company will require additional debt or equity financing during the first half of fiscal year 2001, the amount and timing depending in large part on our spending program. If additional funds are raised through the issuance of equity securities, the Company's stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or the Company. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to pay its debts in a timely manner, to develop or enhance its operating businesses, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition and results of operations. The Company also could breach payment obligations to third parties or otherwise fail to satisfy business obligations of the Company. Please see "Notes to Consolidated Financial
Statements: Debt" and "Risk Factors That May Affect Future Results and Safe Harbor Statement"

         The Company's principle commitments at June 30, 2000 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

ABSENCE OF DIVIDENDS

The Company has never declared or paid, nor does it intend to pay in the foreseeable future, cash dividends on its Common Stock, but intends instead to retain any future earnings to finance expansion and operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at June 30, 2000. However, the Company is exposed to financial market risks, including changes in interest rates. All of the Company's revenue, operating expenses and capital spending is transacted in U.S. dollars. The Company's investments portfolio comprises amounts invested in short term cash deposits and therefore the Company believes that the fair value of its investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of the Company's investment portfolio. However, a sharp increase in interest rates could have a material adverse effect on the fair value of The Company's investment portfolio. Conversely, sharp declines in interest rates could seriously harm interest earnings of the Company's investment portfolio. At June 30, 2000 all of the Company's had no cash equivalents mature or short-term investments.


ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the executive officers and directors of the Company:


Name                        Age         Position
----                        ---         --------

Robert Wallace              52          Chairman of the Board, Chief Executive
                                        Officer, and Principal Accounting
                                        Officer

Brian P. Burns, Jr.         35          Vice President of Administration and
                                        Corporate Development


Bejan Aminifard             26          Chief Executive Officer of TechStore and
                                        Chief Operating Officer of Office
                                        Express

Derek Wall                  30          President of TechStore and Chief
                                        Executive Officer of Office Express

Fred H. Walti, II           47          Chief Executive Officer of Full Moon

John Davis                  52          Chief Operating Officer of Full Moon

Robert Wilson               56          Chief Financial Officer of Full Moon

M. Mitchell Stevko          39          Director

Thomas E. Evans, Jr.        60          Director


ROBERT WALLACE has been Chairman of the Board since April 1999 and Chief Executive Officer since March 2000. Since April 1999 he has served as Chairman, President and Secretary of E-Taxi, Inc. In addition, Mr. Wallace is the founder and has been the Chairman and President of Gateway Advisors, Inc., a financial advisory firm, since its inception in 1987. Previously, Mr. Wallace served as a director of, among other companies, International Family Entertainment, Inc. and Media Arts Group, Inc. Gateway Advisors, Inc. has been retained by the Company as its financial advisor.

BRIAN P. BURNS, JR. has served as Vice President of Administration and Corporate Development since December 1999. Prior to this position, Mr. Burns was employed as a Vice President of Gateway Advisors, from February 1999 until December 1999. From August 1996 until September 1998, Mr. Burns was employed by Neurex Corporation, a biopharmaceutical company, in a variety of positions, most recently as Associate General Counsel. On June 17, 1999 and prior to his current employment, Mr. Burns consented, without admitting or denying the allegations of a civil action by the SEC (No. 1:99CV01546) (the "Action"), to an order enjoining him from future violations of Section 10(b) of the Securities and Exchange Act of 1934 and requiring him to pay a civil penalty and disgorge any profits. The Action alleged that Mr. Burns and the other defendants violated certain provisions of the Federal securities laws. The Action did not allege that Mr. Burns received any pecuniary benefit from the alleged conduct; however, he was required to disgorge a portion of the profits realized by the other defendants, who were unable to pay.

BEJAN AMINIFARD is the founder and has been the Chief Executive Officer of TechStore since its inception in November 1997. Prior to this, Mr. Aminifard was employed by Eversys Corporation as an applications programmer, from June 1996 until June 1997. Prior to that, Mr. Aminifard was a student at the University of California - Berkeley, where he received his Bachelor of Arts degree in Cognitive Sciences in May 1996.

DEREK WALL has served as President of TechStore since April 1998. From January 1997 until March 1998, Mr. Wall served as Senior Vice President of Sales for Dita Eyewear Inc., a high fashion optical company. Prior to that, he served as Chief Executive Officer of Purged Sled Company Inc., a manufacturer and distributor of snowboard equipment, from June 1993 until September 1995.

THOMAS E. EVANS, JR. has been a director since February 1994. Since February 2000 he has held the position of Executive Vice President of Fidelity National Title Insurance. From July 1995 until February 2000 he held the position of President of the Orange County Division, of Fidelity National Title Insurance. Mr. Evans is a member of the Board of Governors of the California Land Title Association and served as its President in 1995. Mr. Evans served from 1984 to 1992 as a director of Fidelity National Financial, Inc. which is listed on the New York Stock Exchange.

L. WAYNE KILEY served as President and Chief Executive Officer of the Company from March 1984 until March 1, 2000, and a director from June 1993 until March 31, 2000. Mr. Kiley was also President of Medical Marketplace from its inception through August 1998. From 1978 to 1983, he was self-employed independent real estate developer in Tucson, Arizona.

M. MITCHELL STEVKO served as Director of the Company from February 2000 until August 2000. Since 1997, Mr. Stevko has served as a Managing Director of U.S. Bancorp Piper Jaffray Inc., an investment banking firm that currently serves as a financial advisor to the Company. From 1995 until 1997, he served as a Managing Director with Pacific Growth Equities, an investment banking and institutional brokerage firm.

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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended June 30, 2000, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were satisfied, except that Mr. Evans Kiley and Mr. Wallace failed to file timely Form 4's, Mr. Burns failed to file timely a Form 3, and Mr. Stevko a Form 3 and a Form 4.

ITEM 10.          EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid by the Company to the current Chief Executive Officer, former Chief Executive Officer, and five (5) of the Company's officers who received in excess of $100,000 in annual salary and bonus during the fiscal years ended June 30, 2000, 1999, and 1998:


                                         Annual                    Awards
                                      Compensation              Compensation
                (a)                       (b)          (c)           (d)          (g)           (i)
         Name and Principal                                                    Number of
       Position-Compensation              Year        Salary        Bonus       Options      All Other
       ---------------------              ----        ------        -----       -------      ---------
Robert M. Wallace (1),                    2000       $180,000      $    --           --       $   --
Chairman and CEO                          1999       $     --      $    --           --       $   --
                                          1998       $     --      $    --           --       $   --

L. Wayne Kiley (2),                       2000       $     --      $    --       20,000       $   --
Former President, Chief Executive         1999       $     --      $    --      100,000       $   --
Officer and Director                      1998       $269,228      $    --           --       $   --

Bejan Aminifard (3),                      2000       $120,673      $57,160           --       $6,000
Chief Executive Officer-TechStore         1999       $ 15,625      $    --           --       $   --
                                          1998       $     --      $    --           --       $   --

Derek Wall (3),                           2000       $108,253      $23,160       35,000       $8,477
President-TechStore                       1999       $ 15,625      $    --           --       $   --
                                          1998       $     --      $    --           --       $   --

Thomas Mason (4),                         2000       $     --      $    --           --       $   --
Vice President                            1999       $     --      $    --           --       $   --
                                          1998       $178,800      $    --           --       $   --

Brian Hintergardt (5),                    2000       $     --      $    --           --       $   --
Chief Executive Officer --                1999       $120,000      $    --           --       $   --
Medical Marketplace                       1998       $ 20,168      $    --       41,666       $   --

Mauri Lathouwers, Jr. (5),                2000       $     --      $    --           --       $   --
Vice President -                          1999       $120,000      $    --           --       $3,900
Medical Marketplace                       1998       $     --      $    --           --       $   --

-------------------
(1) Mr. Wallace employment with the Company began on January 1, 2000. In addition to the compensation set forth above, Mr. Wallace received certain grants of stock options and Performance Units under the Full Moon 1999 Stock Plan. (See -- Employment Agreements).

(2) Mr. Kiley's employment with the Company terminated on March 1, 2000. Mr. Kiley did not receive a salary for the years ended June 30, 1999 and 2000. However, the exercise price of certain options were reduced to $.60 per share during the fiscal year ended June 30, 1999.

(3) The employment of Mr. Aminifard and Mr. Wall with the Company began in April 1999. (See - Employment Agreement). During the fiscal year ended June 30, 2000, the Company granted 10,000 shares of common stock of Office Express to each of Mr. Aminifard and Mr. Wall as compensation for their assistance with the launch of Office Express.

(4)      Mr. Mason's employment with the Company terminated in May, 1998.

(5) Mr. Hintergardt and Mr. Lathouwers employment with Medical Marketplace terminated as of June 30, 2000.

         The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Chief Executive Officer and the other executive officers named in the above Summary Compensation Table.

1.      OPTION/SAR Grants in Last Fiscal Year

               Number of Securities        Percent of Total      Exercise or
                   Underlying            Options/SARS Granted    Base Price    Expiration
Name              Options/SARS          to Employees in Fiscal    ($/Sh)          Date
----              ------------          ----------------------    ------          ----
Robert M. Wallace       --                       --                 --             --
Bejan Aminifard         --                       --                 --             --
Derek Wall          35,000                       3.8%              7.38         2-4-2010
L.Wayne Kiley       20,000                       2.2%              4.00         2-4-2010

         The following table sets forth certain information with respect to options exercised during the last fiscal year by the Company's Chief Executive Officer and the executive officers named in the Summary Compesation Table, and with respect to unexercised options held by such persons at the end of the last fiscal year.

             AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUE

              Shares Acquired                  Number of Securities         Value of Unexercised in
                    on            Value       Underlying Unexercised       the Money Options/SARs at
Name             Exercise #      Realized $   Options/SARS at FY-End(#)          FY-End ($)(1)
----             ----------      ----------   -------------------------          -------------

                                              Exercisable  Unexercisable   Exercisable  Unexercisable
                                              -----------  -------------   -----------  -------------

Brian Hintergardt  11,333          $35,500      30,333         --           $40,040          --

Derek Wall             --              --        7,000       28,000              --          --

L. Wayne Kiley    133,167       $1,137,039     657,667         --        $1,578,401          --

(1) Based upon a closing price on June 30, 2000 of $3.00 per share as reported by the OTC Bulletin Board.

         During the year ended June 30, 1999, the Company issued a total of 300,000 options to L. Wayne Kiley, then a director and the Company's Chief Executive Officer, and Joe Achten, then a director of the Company, in exchange for loans of $100,000 by Mr. Achten and $50,000 by Mr. Kiley made to the Company. The exercise price of the 200,000 options issued to Mr. Achten is $.50 per share and the exercise price of the 100,000 options issued to Mr. Kiley is $.60 per share. The options are exercisable until December 31, 2002. See "Certain Relationships and Related Transactions."

         During the year ended June 30, 2000, the Company issued 20,000 options to L. Wayne Kiley, then a director of the Company; 20,000 options to Tom Evans, a current director of the Company; and 50,000 to Mitchell Stevko, then a director of the Company under the Company's 1999 Stock Plan. The options were granted with an excercise price of $4.00 per share and vest over a four year period, commencing on grant date of February 4, 2000.

         During the year ended June 30, 2000, Full Moon issued a total of 450,000 options to Robert M. Wallace, the Chairman and Chief Executive Officer of the Company and Chairman of Full Moon. The exercise price of the options is $2.67 per share and the options are exercisable until July 31, 2009. In addition, Full Moon issued 225,000 Performance Units to Mr. Wallace, which will vest in the event certain Performance Objectives related to Full Moon are achieved. See "Employee Agreements".

         During the year ended June 30, 2000, Full Moon issued options to purchase (A) 300,000 shares of common stock of Full Moon at an exercise price of $2.67 per share, and (B) 60,000 shares of common stock of Full Moon at an exercise price of $5.00 per share to Brian P. Burns, Jr., Vice President of Administration and Corporate Development of the Company and Corporate Secretary of Full Moon. See "Employee Agreements".

1999 STOCK PLAN

         As of April 13, 1999 the Board of Directors of the Company and as of July 12, 1999 a majority of the shares of the Company's voting stock outstanding approved the adoption of the Company's 1999 Stock Plan (hereinafter called the "1999 Plan"). The 1999 Plan has been adopted for the purpose of attracting and retaining persons of ability as directors, employees or consultants or advisors of the Company and its subsidiaries, motivating and rewarding good performance, encouraging such employees to continue to exert their best efforts on behalf of the Company and its subsidiaries and to provide opportunities for stock ownership by such employees in order to increase their proprietary interest in the Company.

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

EMPLOYMENT AGREEMENTS

         In October 1996, the Company amended its employment agreement with L. Wayne Kiley, the Company's Chairman of the Board, President and Chief Executive Officer. Pursuant to such amendment, (i) the employment agreement's expiration date of October 16, 1997 was extended to October 16, 1999, (ii) in exchange for termination of certain options, Mr. Kiley was granted the right to purchase a number of shares of Common Stock for a period of four (4) years, at a price equal to seventy five percent (75%) of the closing bid price of the Company's shares of Common Stock on the date of grant equal to 2.5%, 3% and 3.5% of the shares outstanding, should the Company report annual earnings before the payment of interest and taxes of $625,000, $875,000 and $1,000,000, respectively, (iii) Mr. Kiley will be paid a cash bonus equal to 5% of any profit realized by the Company from the sale of assets outside the ordinary course of business, and
(iv) an insurance policy covering the life of Mr. Kiley whereby Mr. Kiley's estate will be paid $2,000,000 in exchange for the redemption of the shares of the Company's capital stock beneficially owned by Mr. Kiley. The Agreement contained other customary terms and conditions including termination for cause, non-competition on confidentiality provisions. On April 9, 1999 (and clarified as of October 12, 1999), the Company, Quality Associates, Inc. and Mr. Kiley entered into a settlement agreement (the "Settlement Agreement") whereby Mr. Kiley waived all rights to, certain debts and liabilities owed to Mr. Kiley and Quality Associates ("Liabilities") in the amount of $65,000, and accrued and unpaid salary in the amount of $314,000, in exchange for the repricing of 691,000 options outstanding, resulting in a compensation charge of $205,000, an amount equal to the difference between the fair market value of the repriced options and the Liabilities forgiven under the Settlement Agreement.

         Effective March 31, 1999, E-Taxi entered into an employment agreement for a five (5) year term with Bejan Aminifard covering his employment as Chief Executive Officer of TechStore. Pursuant to such employment agreement, Mr. Aminifard is to receive an annual salary of $75,000 per annum, which may be increased annually in the discretion of the Board of Directors. The employment agreement also provides for an automobile allowance of $500 per month, disability insurance and for bonuses and other incentive compensation as the Board deems appropriate. In connection with such employment agreement, E-Taxi entered into a restricted stock agreement with Mr. Aminifard that provided grants of shares of common stock, so long as TechStore achieves for the twelve
(12) months ended March 31, 2000, certain (i) revenue targets; and (ii) earnings before the payment of interest, taxes, and depreciation ("EBITD") targets, such targets commencing with revenue of not less than $18,500,000 and EBITD of not less than ($185,000) ("Restricted Stock"). Based upon the operating performance of TechStore, Mr. Aminifard did not earn the Restricted Stock.

         Effective March 31, 1999, E-Taxi entered into an employment agreement for a five (5) year term with Derek Wall covering his employment as President of TechStore. Pursuant to such employment agreement, Mr. Wall is to receive an annual salary of $75,000 per annum, which may be increased annually in the discretion of the Board of Directors. The employment agreement also provides for an automobile allowance of $500 per month, disability insurance and for bonuses and other incentive compensation as the Board deems appropriate. In connection with such employment agreement, E-Taxi entered into a restricted stock agreement with Mr. Wall that provided grants of shares of common stock, so long as TechStore achieves for the twelve (12) months ended March 31, 2000, certain (i) revenue targets; and (ii) earnings before the payment of interest, taxes, and depreciation ("EBITD") targets, such targets commencing with revenues of not less than $18,500,000 and EBITD of not less than ($185,000) ("Restricted Stock"). Based upon the operating performance of TechStore, Mr. Wall did not earn the Restricted Stock.

         As of January 1, 2000, the Company entered into an employment agreement with Robert M. Wallace, pursuant to which Mr. Wallace has agreed to serve as the Company's Chairman and Chief Executive Officer for a period of five (5) years. Mr. Wallace's base salary is $180,000 per annum ("Base Salary") and he is entitled to receive an annual cash bonus of up to 100% of his then current Base Salary upon the achievement of certain performance targets established by the Company's Board of Directors. Mr. Wallace is entitled to receive the following success fees upon the accomplishment of the following objectives: (A) a cash success fee equal to 200% of his Base Salary upon the sale of not less than $15,000,000 of the Company's Common Stock; (B) a cash success fee equal to 25% of his annual salary upon the achievement of each of the following market capitalization tranches of the Company's Common Stock: $90,000,000, $120,000,000, and $150,000,000, based upon the closing price for ten (10) consecutive trading days; (C) a cash success fee equal to 100% of his Base Salary upon the listing of the Company's Common Stock on NASDAQ Stock Market, the American Stock Exchange, or the New York Stock Exchange; (D) in the event of Sale of the Company (which is defined as the sale of all or substantially all of the assets or capital stock, or a merger or consolidation of the Company with any other corporation or entity), Mr. Wallace shall receive a success fee calculated according to the following fee schedule: i) an amount equal to 1.0% of the purchase price for any Sale up to $100 million; ii) an amount equal to 2.0% of the purchase price for any Sale between $100 million and $200 million; OR iii) an amount equal to 2.5% of the purchase price for any Sale in excess of $200 million. The employment agreement with Mr. Wallace contains other customary provisions including severance arrangements and confidentiality provisions. Under the terms of his Agreement, Mr. Wallace is permitted to devote a portion of his time to other business matters.

         As of January 1, 2000, Full Moon entered into an employment agreement with Robert M. Wallace, pursuant to which Mr. Wallace has agreed to serve as Full Moon's Chairman for a period of five (5) years. Mr. Wallace's base salary is $180,000 per annum ("Base Salary") and he is entitled to receive an annual cash bonus upon the achievement of certain performance targets established by Full Moon's Board of Directors. Mr. Wallace is entitled to receive the following success fees upon the accomplishment of the accompanying highly significant corporate objectives: (A) a cash success fee equal to 200% of his Base Salary upon the closing or consummation of interactive architects acquisitions resulting in combined Full Moon revenues of not less than $25,000,000, measured by revenues for the calendar year ended December 31, 1999, provided such acquisitions possess reasonably acceptable operating margins; and (B) in the event of sale of Full Moon (which is defined as the sale of all or substantially all of the assets or capital stock, or a merger or consolidation of Full Moon with any other corporation or entity), Mr. Wallace shall receive a success fee calculated according to the following fee schedule: i) an amount equal to 1.0% of the purchase price for any sale up to $100 million; ii) an amount equal to 1.5% of the purchase price for any sale between $100 million and $200 million; or iii) an amount equal to 2.0% of the purchase price for any sale in excess of $200 million. In addition, upon the achievement of each of the following Performance Objectives, the Company shall grant Mr. Wallace 112,500 Performance Units (as such terms are defined in the Full Moon 1999 Stock Plan): (A) Full Moon completes, in whole or cumulatively in any 12 month period during the term of the agreement, a private sale of its capital stock generating gross proceeds of not less than $10,000,000, including, but not limited to, the exercise of rights to purchase common stock of the Company; and (B) Full Moon completes an initial public offering of its common stock generating gross proceeds of not less than $25,000,000. The employment agreement with Mr. Wallace contains other customary provisions including severance arrangements and confidentiality provisions. Under the terms of his Agreement, Mr. Wallace can devote a portion of his time to other business matters.

         As of December 31, 1999, the Company entered into an employment agreement with Brian P. Burns, Jr., pursuant to which Mr. Burns has agreed to serve as Vice President - Administration and Corporate Development for a period of five (5) years. Mr. Burns Base Salary is $100,000 per annum ("Base Salary") and he is entitled to receive an annual cash bonus of up to 100% of his then current Base Salary upon the achievement of certain performance targets established by the Company's Board of Directors. Mr. Burns has also received options to purchase a total of 250,000 shares of Common Stock of the Company at an exercise price of $2.50 per share, 50,000 shares of which vested immediately, 50,000 vested on February 1, 2000, and the remaining amounts vest exercisable in forty-eight equal, monthly installment amounts, beginning February 29, 2000. In the event of a sale of Full Moon, the Company's subsidiary, (which is defined as the sale of all or substantially all of the assets or capital stock, or a merger or consolidation of Full Moon with any other corporation or entity or an initial public offering of its common stock), the Company shall grant Mr. Burns fully vested options, at an exercise price of $2.50 per shares, according to the following schedule: (A) 50,000 stock options for any sale valued between $40 million and $100 million; or (B) 100,000 stock options for any sale valued between $100 million and $200 million; or (C) 150,000 stock options for any sale valued in excess of $200 million. In addition, Mr. Burns is entitled to receive a cash bonus equal to 50%, 100% or 200% of his Base Salary based upon a Sale as set forth above. The employment agreement with Mr. Burns contains other customary provisions including severance arrangements and confidentiality provisions. Under the terms of his employment, Mr. Burns can devote a portion of his time to other business matters.

         As of January 1, 2000, Full Moon entered into an employment agreement with Brian P. Burns, Jr., pursuant to which Mr. Burns has agreed to serve as Full Moon's Corporate Secretary for a period of five (5) years. Mr. Burns base salary is $36,000 per annum ("Base Salary") and he is entitled to receive an annual cash bonus of up to 100% of his then current Base Salary upon the achievement of certain performance targets established by the Full Moon's Board of Directors. Mr. Burns has also received options to purchase a total of (A) 300,000 shares of common stock of Full Moon at an exercise price of $2.67 per share, 60,000 shares of which vest immediately, and the remainder of which vest in four equal amounts on July 31, 2000, 2001, 2002 and 2003; and (B) 60,000 shares of common stock of Full Moon at an exercise price of $5.00 per share, 12,000 shares of which vest immediately, and the remainder of which vest in four equal amounts on January 1, 2001, 2002, 2003 and 2004. The employment agreement with Mr. Burns contains other customary provisions including severance arrangements and confidentiality provisions. Under the terms of his employment, Mr. Burns can devote a portion of his time to other business matters.

         As of November 23, 1999, Full Moon entered into an employment agreement with Fred H. Walti, pursuant to which Mr. Walti has agreed to serve as Full Moon's President and Chief Executive Officer for a period of five (5) years. Mr. Walti's base salary is $170,000 per annum ("Base Salary") and he is entitled to receive an annual cash bonus of up to 50% of his then current Base Salary upon the achievement of certain performance targets established by Full Moon's Board of Directors. Mr. Walti has also received options to purchase a total of 250,000 shares of Full Moon common stock at an exercise price of $7.50 per share, 50,000 shares of which vest immediately and the remainder of which vest in four equal amounts on November 23, 2000, 2001, 2002 and 2003. The employment agreement with Mr. Walti contains other customary provisions including severance arrangements and confidentiality provisions.

         As of November 23, 1999, Full Moon entered into an employment agreement with Robert Wilson, pursuant to which Mr. Wilson has agreed to serve as Full Moon's Chief Financial Officer for a period of five (5) years. Mr. Wilson's base salary is $125,000 per annum ("Base Salary") and he is entitled to receive an annual cash bonus of up to 25% of his then current Base Salary upon the achievement of certain performance targets established by Full Moon's Board of Directors. Mr. Wilson has also received options to purchase a total of 125,000 shares of Full Moon common stock at an exercise price of $7.50 per share, 25,000 shares of which vest immediately and the remainder of which vest in four equal amounts on November 23, 2000, 2001, 2002 and 2003. The employment agreement with Mr. Wilson contains other customary provisions including severance arrangements and confidentiality provisions.

         As of January 7, 2000, Full Moon entered into an employment agreement with John Davis, pursuant to which Mr. Davis has agreed to serve as Full Moon's Chief Operating Officer for a period of five (5) years. Mr. Davis' base salary is $150,000 per annum ("Base Salary") and he is entitled to receive an annual cash bonus of up to 100% of his then current Base Salary upon the achievement of certain performance targets established by Full Moon's Board of Directors. Mr. Davis has also received (A) options to purchase a total of 300,000 shares of Full Moon common stock at an exercise price of $5.00 per share, 60,000 shares of which vest immediately and the remainder of which vest in four equal amounts on January 7, 2001, 2002, 2003 and 2004; and (B) 100,000 Performance Units, vesting over the term of the agreement upon the achievement of Performance Objectives established by the Board. In connection with the execution of the employment agreement, Full Moon advanced Mr. Davis $50,000 which will be amortized in four
(4) equal annual installments or sooner, if Mr. Davis voluntarily terminates his employment. The employment agreement with Mr. Davis contains other customary provisions including severance arrangements and confidentiality provisions.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of September 15, 2000, with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares of the Company's Common Stock; (ii) each of the Company's named executive officers and directors; and (iii) the directors and named executive officers of the Company as a group:

         Name and Address of             Shares of Common Stock
         Beneficial Owner(1)              Beneficially Owned(2)           Percent of Class(3)
         -------------------             ----------------------           -------------------
         Robert M. Wallace (4)                6,076,800 (5)                      35.8%
         L. Wayne Kiley (6)                     990,184 (7)                       5.8%
         Thomas Evans (8)                        53,388 (9)                        *
         Bejan Aminifard (10)                 1,824,500                          10.7%
         Derek Wall (11)                        357,975 (12)                      2.1%
         Brian P. Burns, Jr. (13)               251,250 (14)                      1.5%
         All Officers and Directors           8,563,913 (5)(9)(12)(14)           50.4%
          as a Group (5 persons)

 * Represents less than 1% of the total number of shares of the Company's Common Stock outstanding,

(1) Unless noted otherwise, the address for such person is c/o eMarketplace, Inc., 255 West Julian Street, Suite 100, San Jose, CA 95110,

(2) Unless noted otherwise, all shares indicated as beneficially owned are held of record by and the right to vote and transfer such shares lies with the person indicated. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.

(3)      Calculated based upon 16,983,723 shares of common stock outstanding.

(4) Mr. Wallace is the Chairman of the Board of the Company, Full Moon, and E-Taxi, Inc., a wholly-owned subsidiary of the Company ("E-Taxi").

(5) Includes (i) 24,000 shares of the Issuer's common stock owned by Gateway Advisors, Inc. ("Gateway Advisors"), a company majority owned and controlled by Mr. Wallace, and (ii) 102,800 shares of Common Stock held by the Gateway Advisors Profit Sharing Plan.

(6) Mr. Kiley is a former director and former Chief Executive Officer of the Company.

(7) Includes (i) 249,184 shares of Common Stock owned jointly with Mr. Kiley's wife, (ii) 657,667 shares of Common Stock issuable upon the exercise of stock options at an exercise price $.60 per share, and
         (iii) 53,333 shares of Common Stock held by the Kiley Children's Trust, a trust maintained for the benefit of Mr. Kiley's children.

(8)      Mr. Evans is a director of the Company.

(9) Includes 30,389 shares of Common Stock issuable upon the exercise of options at exercise prices of $1.00 per share, $1.68 per share, and $4.00 per share.

(10)     Mr. Aminifard is the Chief Executive Officer of TechStore.

(11)     Mr. Wall is the President of TechStore.

(12) Includes 7,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $7.375 per share.

(13) Mr. Burns is the Company's Vice President of Administration and Corporate Development.

(14) Includes 131,250 shares of Common Stock issuable upon the exercise of options at an exercise price of $2.50 per share.

(15)     Includes 171,639 shares issuable upon the exercise of stock options.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 1, 1998, TechStore, a subsidiary of the Company, entered into a month-to-month lease agreement for office space owned by Bejan Aminifard, an officer and a 10% stockholder of the Company. The lease is for the operations of TechStore and Office Express located at 14 Commercial Boulevard, Suite 127 and 129, Novato, CA. The lease payments are approximately $1,500 per month and require the tenant to maintain the premises at its expense. The lease was terminated on March 31, 2000. The Company believes the rent paid to Mr. Aminifard was at or below current market rates.

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

         In November and December 1998 and January 1999, the Company borrowed a total of $67,000 from L. Wayne Kiley, the Company's Chief Executive Officer and former Chairman of the Board. In exchange for the loans, the Company (i) issued to Mr. Kiley promissory notes in the aggregate principal amount of $67,000 bearing interest at a rate of 10% per annum which are due three (3) days following written demand for payment, (ii) granted Mr. Kiley a security interest in the Company's assets, and (iii) issued to Mr. Kiley options to purchase 100,000 shares of the Company's common stock exercisable at any time prior to December 31, 2002 at an exercise price of $.60 per share. The Company repaid the loans in connection with the exercise of options held by Mr. Kiley in the fiscal quarter ended March 31, 2000.

         In each of January and April 1999, Joseph Achten, a former Director of the Company, loaned the Company $50,000 (for a total of $100,000) to fund the Company's the working capital needs of the Company. Under promissory notes executed by the Company (the "Notes"), $50,000 was to be repaid in each of July and September 1999 and all amounts under the Notes accrued interest at 10% per annum. Mr. Achten has exercised his right to demand repayment of the Loan which as of September 28, 2000 the Company had failed to repay. As additional consideration for the loans the Company issued to Mr. Achten options to purchase 200,000 shares of the Company's common stock exercise at any time prior to December 31, 2002 at an exercise price of $.50 per share.

         As of April 9, 1999, the Company and Gateway Advisors, Inc. ("Gateway Advisors"), a company owned and controlled by Robert M. Wallace (the Company's current Chairman of the Board), entered into a Financial Advisory Agreement, pursuant to which Gateway Advisors agreed to provide certain business development and financial advisory services for a period of two (2) years in exchange for the issuance by the Company of 1,500,000 Common Stock Purchase Warrants. In April 2000, the Board approved an amendment to the warrant permitting the exercise payment to be in the form of a promissory note. Each warrant entitles the holder to purchase one (1) share of the Company's Common Stock at an exercise price of $2.50 per share until April 7, 2000. On April 7, 2000, Gateway Advisors exercised its remaining 1,175 million shares under the warrant by diluting a promissory note to the Company. In December 1999, the Board of Directors awarded a cash bonus of $300,000 to Gateway Advisors for its services.

         In July 1999, the Company relocated its executive offices from Corona, California to San Jose California. It closed its office in Corona and entered into a month-to-month lease arrangement for the Company's executive offices located at 255 West Julian Street, Suite 100, San Jose, CA with Crown Services, Inc. ("Crown"), pursuant to which the Company reimburses Crown $5,421.56 per month, the direct rental cost for approximately 3,200 square feet of office space. Robert M. Wallace, the Company's Chairman of the Board, is the Chairman and a stockholder of Crown.

         Under a Purchase Agreement, by and among the Company, Medical Marketplace, Brian Hintergardt and Mauri Lathouwers, two officers of the Company, effective as of June 30, 1999, the Company sold 100% of its interest in Medical Marketplace for $65,000 in cash and notes. In connection with the sale of the capital stock of Medical Marketplace, the Company received $40,000 in cash and a promissory note in the aggregate principal amount of $25,000. The note is secured by the assets and stock of Medical Marketplace and bears interest at a rate of 8% per annum. Interest and principal shall be paid quarterly commencing on January 1, 2000 in eleven (11) payments of two thousand eighty five dollars ($2,085) (with the twelfth and final payment being in the amount of $2,065) plus interest on the outstanding balance. In addition, in the event that (i) the Company receives not less than $225,000 in proceeds from a specified account receivable (the "Specified Receivable") or (ii) all liabilities of Medical Marketplace have terminated to the satisfaction of Seller, the obligations to the Company under the Note shall be deemed satisfied in full.

         On February 29, 2000, in connection with a loan of $800,000, the Company received a promissory note from Gateway Advisors, Inc. (a company owned and controlled by Robert M. Wallace, the Company's Chairman of the Board) in the amount of $800,000, and bearing interest at 11% per annum. The principal amount and accrued interest were due and payable on April 1, 2000. The indebtedness was secured by a pledge agreement executed by Gateway Advisors, Inc. and Brian P. Burns, an officer of the Company, in favor of the Company whereby Gateway Advisors, Inc. pledged certain warrants issued by the Company to Gateway Advisors, Inc. The loan was repaid in full to the Company on August 29, 2000.

         From time to time, TechStore engages the information technology services of Strategy LLC., a Russian limited liability company ("Strategy"). Bejan Aminifard, the Chief Executive Officer of TechStore is an officer, director, and principal owner of Strategy. During the course of the fiscal year ended June 30, 1999, TechStore paid strategy $35,500 for its technology services.

         On January 19, 2000, Full Moon engaged U.S. Bancorp Piper Jaffray Inc. as its financial advisor in connection with a proposed acquisition or merger. M. Mitchell Stevko, a former director of the Company is employed by U.S Bancorp as a Managing Director, Investment Banking (Mr. Stevko resigned as a Director in August 2000). U.S. Bancorp agreed to (i) advise Full Moon concerning valuation, acquisition strategy and deal structure, (ii) assist in negotiations, (iii) advise Full Moon with financial terms of any proposed transaction, and (iv) provide other customary services reasonably requested by Full Moon. Under the terms of the engagement, U.S. Bancorp received a warrant to purchase 75,000 shares of common stock of Full Moon at an exercise price of $5.00 per share and is entitled to receive a cash fee in the amount of $600,000 in the event a sale of Full Moon is consummated by January 19, 2001.

         On March 24, 2000, the Company retained U.S. Bancorp as its exclusive financial advisor. M. Mitchell Stevko, a former director of the Company is employed by U.S Bancorp as a Managing Director, Investment Banking (Mr. Stevko resigned as a Director in August 2000). U.S. Bancorp has agreed to provide eMarketplace with financial advisory services, which may include assisting the Company in its capital raising activities. Under the terms of the engagement, U.S. Bancorp is entitled to receive a selling commission of six percent (6%) of the gross proceeds by the Company on all sales of the Company's securities and reimbursement of certain reasonable costs and expenses.

         As of June 26, 2000, the Company, Full Moon, and BayWeb, Inc. ("BayWeb") entered into a merger agreement whereby BayWeb would be merged with and into Full Moon ("Merger Agreement"). M. Mitchell Stevko, a former director of the Company (Mr. Stevko resigned as a Director in August 2000), is a Board member and principal stockholder of BayWeb. Under the terms of the Merger Agreement, the stockholders of BayWeb were to receive 523,243 shares of common stock of Full Moon and 720,000 shares of Common Stock of the Company. In connection with the execution of the Merger Agreement, Full Moon advanced approximately $300,000 to BayWeb under a promissory note, dated July 28, 2000 ("BayWeb Note"). On September 1, 2000, the Merger Agreement was terminated as a result of material adverse changes in BayWeb's financial condition and operating results. The repayment of the BayWeb Note is unlikely to occur given the current financial condition of BayWeb.

         As of June 30, 2000, Greg De Vries, an employee of Full Moon, owed Full Moon approximately $330,000, of which $43,000 was borrowed subsequent to the acquisition of DeVries Data Systems by Full Moon. The loan amount is unsecured and is not evidenced by any promissory note. However, the Company and Full Moon regard this loan as a bona fide loan by Full Moon.

         As of June 30, 2000, Lisa Orrell, an employee of Full Moon, owed Full Moon approximately $72,000, which was borrowed subsequent to the acquisition of Orrell Communications by Full Moon. The loan amount is unsecured and is not evidenced by any promissory note. However, the Company and Full Moon regard this loan as a bona fide loan by Full Moon.

         As of June 30, 2000, Scott Gardener, an employee of Full Moon, owed Full Moon approximately $35,000, which was borrowed prior to the acquisition of Image Network by Full Moon. The loan amount is unsecured and is evidenced by a promissory note. The Company and Full Moon regard this loan as a bona fide loan by Full Moon. Additionally, the Company had a note payable to Scott Gardner for $43,000, at June 30, 2000, which was assumed in the acquisition of Full Moon and is evidenced by a promissory note.

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

PART IV


ITEM 13.          EXHIBITS AND REPORTS ON FORM 10-K
(a) EXHIBITS

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

10.01             Operating Agreement for TechStore, LLC. (1)

10.2 Stock Purchase Agreement, dated as of April 21, 1999, among the Company and the stockholders of E-Taxi, Inc. (1)

10.3 Financial Advisory Agreement, dated as of April 9, 1999, between the Company and Gateway Advisors, Inc.(1)

10.4 Consulting Agreement, dated as of October 1, 1999, between E-Taxi, Inc. and Gateway Advisors, Inc. (1)

10.5 Form of Settlement Agreement with the Class D Common Stock Warrantholders. (1)

10.6 Settlement Agreement, dated as of April 9, 1999, between the Company and Victoria Holdings, Inc. (1)

10.7 Letter Agreement, dated as of April 9, 1999, among the Company, L. Wayne Kiley and Quality Associates, Inc. (1)

10.8 Contribution Agreement dated as of March 31, 1999 by and among Gateway Advisors, Inc., Bejan Aminifard, Mosen Aminifard and Derek Wall. (1)

10.9 Consulting Agreement between the Company and Thomas Browne, dated as of April 26, 1999. (1)

10.10 Stock Purchase Agreement, dated as of June 14, 1999, among E-Taxi, Inc. and all of the shareholders of SSPS, Inc. (1)

10.11 Membership Interest Purchase Agreement dated as of June 14, 1999 among E-Taxi, Inc. and all of the interest holders of Impact Team International, LLC. (1)

10.12 Stock Purchase Agreement entered into on October 12, 1999 and dated as of June 30, 1999 among the Company, Brian Hintergardt and Maruice Lathouwers. (1)

10.13             Amended and Restated Full Moon Interactive, Inc. 1999 Stock
                  Plan.

10.14 Employment Agreement, dated as of January 1, 2000, by and between Robert M. Wallace and eMarketplace, Inc.

10.15 Employment Agreement, dated as of December 31, 1999, by and between Brian P. Burns, Jr. and eMarketplace, Inc.

10.16 Employment Agreement, dated as of January 1, 2000, by and between Robert M. Wallace and Full Moon Interactive, Inc.

10.17 Employment Agreement, dated as of January 1, 2000, by and between Brian P. Burns, Jr. and Full Moon Interactive, Inc.

10.18 Employment Agreement, dated as of November 23, 1999, by and between Robert Wilson and Full Moon Interactive, Inc. (1)

10.19 Employment Agreement, dated as of January 7, 2000, by and between John Davis and Full Moon Interactive, Inc.

10.20 Credit Agreement, dated August 14, 2000, by and among Full Moon Interactive, Inc., Full Moon Interactive Group, Inc., Devries Data System, Inc., Image Network, Inc., Orrell Communications, Inc., and Grand Pacific Financing Corp.

10.21 Financial Advisory Agreement, dated January 19,2000, by and between Full Moon Interactive, Inc. and U.S. Bancorp Piper Jaffray Inc.

10.22 Financial Advisory Agreement, dated March 24,2000, by and between eMarketplace, Inc. and U.S. Bancorp Piper Jaffray Inc.

10.23 Merger Agreement, dated as of June 26, 2000, by and between BayWeb, Inc., eMarketplace, Inc. and Full Moon Interactive, Inc.

10.24 Promissory Note, dated February 2, 2000, in the amount of $800,000 issued by Gateway Advisors, Inc. in favor of eMarketplace, Inc.

10.25 Pledge Agreement, dated February 28, 2000, by and between Gateway Advisors, Inc., Brian P. Burns, Jr. and eMarketplace, Inc.

10.26 Promissory Note, dated April 7, 2000, in the amount of $2,937,500 issued by Gateway Advisors, Inc. in favor of eMarketplace, Inc.

10.27 Financing Agreement, by and among TechData Financial Services, Deutsche Financial Services and TechStore, dated November 16, 1998.

10.28             Standard Consulting Agreement used by Full Moon Interactive,
                  Inc.

10.29 Employment Agreement, dated as of November 23, 1999, by and between Fred H. Walti, II and Full Moon Interactive, Inc.

21.01             Subsidiaries of the Registrant

---------------
(1)      Previously filed with the Securities and Exchange Commission.


(b)      REPORTS ON FORM 8-K

         None

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGES


Report of Independent Auditors.........................................    51

Consolidated Balance Sheet as of June 30, 2000.........................    52

Consolidated Statements of Operations for the years ended June 30, 2000
and 1999...............................................................    53

Consolidated Statements of Stockholders' Equity
for the years ended June 30, 2000 and 1999.............................    54

Consolidated Statements of Cash Flow for the years ended June 30, 2000
and 1999...............................................................    56

Notes to Consolidated Financial Statements.............................    58

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of eMarketplace, Inc.



         We have audited the accompanying consolidated balance sheet of eMarketplace, Inc. and its subsidiaries as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eMarketplace, Inc. and its subsidiaries as of June 30, 2000 and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that eMarketplace, Inc. will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company had recurring losses, and net cash used by operations of $4.1 million for the year ended June 30, 2000 and had had difficulty meeting its financial obligations as they become due. These factors raise substantial doubt about eMarketplace's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                           MOORE STEPHENS, P. C.
                                           Certified Public Accountants.


Cranford, New Jersey
August 31, 2000

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS:

CURRENT ASSETS:
   Cash and Cash Equivalents                                           $    772
   Accounts Receivable
      (Less Allowance For Doubtful Accounts of $1,200)                    3,706
   Unbilled Receivables                                                     736
   Related Party Loans                                                      800
   Prepaids and Other Current Assets                                        616
                                                                       --------

   TOTAL CURRENT ASSETS                                                   6,630

   PROPERTY AND EQUIPMENT
      (Less Accumulated Depreciation of $871)                             2,046

   OTHER ASSETS:
   Intangible Assets
      (Less Accumulated Amortization of $3,038)                           9,952
   Investments and Advances                                               3,250
   Other Assets                                                             370
                                                                       --------
   TOTAL OTHER ASSETS                                                    13,572

   TOTAL ASSETS                                                        $ 22,248
                                                                       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts Payable                                                    $  2,629
   Accrued Benefits                                                         310
   Other Accrued Liabilities                                                774
   Notes Payable to Related Party                                           277
   Lines of Credit                                                          563
   Other Current Liabilities                                                 25
   Deferred Revenue                                                         465
   Deferred Tax Liability                                                   610
   Short Term Portion of Capital Lease                                      177
                                                                       --------

   TOTAL CURRENT LIABILITIES                                              5,830

   Long-Term Notes Payable                                                1,100
   Long-Term Portion of Capital Lease                                       294
                                                                       --------

   TOTAL LONG-TERM LIABILITIES                                            1,394
                                                                       --------

   TOTAL LIABILITIES                                                      7,224

   COMMITMENTS (NOTE 10)

   Minority Interest                                                      1,686

STOCKHOLDER'S EQUITY:
   Preferred Stock - $.0001 Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding                                       --

   Common Stock - $.0001 Par Value, 50,000,000 Shares
      Authorized, 16,783,723 Shares Issued and Outstanding                    2

   Capital in Excess of Par Value                                        27,798

   Shareholder Notes Receivable                                          (3,340)

   Deferred Compensation                                                   (239)

   Accumulated Deficit                                                  (10,883)
                                                                       --------

   TOTAL STOCKHOLDERS' EQUITY                                            13,338
                                                                       --------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 22,248
                                                                       ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            For the Year Ended
                                                                  June 30
                                                           --------------------
                                                             2000        1999
                                                           --------    --------

REVENUE                                                    $ 28,720    $  2,209

OPERATING COSTS AND EXPENSES:
Cost of Revenue                                              20,411       2,062
Selling, General and Administrative                          13,670         454
Product Development                                              30          19
Amortization of Goodwill and Other Acquired
  Intangibles                                                 2,634         404
Impairment Loss                                               3,500          --
                                                           --------    --------
TOTAL OPERATING COSTS AND EXPENSES:                          40,245       2,939
                                                           --------    --------
LOSS FROM OPERATIONS                                        (11,525)       (730)

Non-Operating Income/(Expense):
Related Party Interest Income                                    84          --
Interest Income                                                  55           6
Other Expense                                                   (47)         --
Interest Expense                                               (255)         (4)
                                                           --------    --------
LOSS BEFORE MINORITY INTEREST                               (11,688)       (728)
                                                           --------    --------
Minority Interest                                             1,540          --
                                                           --------    --------
NET LOSS                                                   $(10,148)   $   (728)
                                                           ========    ========

NET LOSS PER SHARE:
Basic and Diluted                                          $  (0.70)   $  (0.06)
                                                           ========    ========
Weighted Average Common Shares Outstanding                   14,460      11,225
                                                           ========    ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                           Total
                                  Preferred Stock        Common Stock     Capital in  Shareholder   Deferred     Accum-    Stock-
                                -------------------  -------------------  Excess of     Notes         Com-       ulated   holders'
                                  Shares    Amount     Shares    Amount   Par Value   Receivable    pensation    Deficit   Equity
                                --------- ---------  ---------- --------  ---------   ----------    ---------   --------  --------
BALANCE - JUNE 30, 1998               400       .04       9,074      .91         64         (66)           --        (7)        (8)

Issuance of Common Stock
   in April 1999 for
   Consulting Services                 --        --          60       --         30          --            --        --         30
Issuance of Common and
   Preferred Stock in April
   1999 for Acquisition of
   TechStore                          310       .03       1,744      .17      1,491          --            --        --      1,492
Sale of Common and Preferred
   Stock for Cash in April 1999        90       .01         810      .08      1,406          --            --        --      1,406
Recapitalization Adjustment          (400)     (.04)     (2,614)    (.26)       301          --            --        --         --
Acquired Deficiency of CMP             --        --       2,017      .20       (473)         --          (757)       --     (1,230)
Goodwill Recorded on E-Taxi
   Combination                         --        --          --       --      9,973          --            --        --      9,973
Amortization of Deferred
   Compensation Associated
   with Stock Options Issued
   to a Consultant by Acquired
   Company                             --        --          --       --         --          --            59        --         59
Amortization of Deferred
   Compensation Associated
   with Financial Advisory
   Agreement                           --        --          --       --         --          --            52        --         52
Conversion of Preferred Stock
    to Common in May 1999            (400)     (.04)      1,600      .16       (120)         --            --        --         --
Interest Income Accrued                --        --          --       --         --          (5)           --        --         (5)
Net Loss                               --        --          --       --         --          --            --      (728)      (728)
                                --------- ---------  ---------- --------  ---------   ----------    ---------   --------  --------

BALANCE - JUNE 30, 1999                --        --      12,691  $  1.27    $12,492   $     (70)    $    (647)  $  (735)  $ 11,041
                                ========= =========  ========== ========  =========   ==========    =========   ========  ========

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                           Total
                                  Preferred Stock        Common Stock     Capital in  Shareholder   Deferred     Accum-    Stock-
                                -------------------  -------------------  Excess of     Notes         Com-       ulated   holders'
                                  Shares    Amount     Shares    Amount   Par Value   Receivable    Pensation    Deficit   Equity
                                --------- ---------  ---------- --------  ---------   ----------    ---------   --------  --------

BALANCE - JUNE 30, 1999                --        --      12,692  $  1.27    $12,492   $     (70)    $    (647)  $   (735) $ 11,041

Issuance of Common Stock
   In Private Placement                --        --         826      .08      3,020          --            --         --     3,020
Issuance of Common Stock
   For Warrant Exercise                --        --       1,500      .15      3,680          --            --         --     3,680
Issuance of Common Stock
   For Option Exercises                --        --         351      .04        488          --            --         --       489
Payment of Shareholder
   Notes Receivable                    --        --          --       --         --          70            --         --        70
Exercise of Options in
   Subsidiary                          --        --          --       --         38          --            --         --        38
Compensation Expense For
   Options Issued to Consultants (a)   --        --          --       --        345          --            --         --       619
Compensation Expense for
   Options Issued to Directors
   And Employees                       --        --          --       --        619          --            --         --       484
Issuance of Common Stock
   For Acquisition of Full Moon        --        --       1,045      .10      4,154          --            --         --     4,154
Issuance of Common Stock
   For Investment in Gold Label        --        --         370      .04      2,823          --            --         --     2,823
Reclassification of
   Shareholders' Notes                 --        --          --       --         --      (3,340)           --         --    (3,340)
Amortization of Deferred Comp          --        --          --       --         --          --           408         --       408
Net Loss                               --        --          --       --         --          --            --    (10,148)  (10,148)
                                --------- ---------  ---------- --------  ---------   ----------    ---------   --------  --------

BALANCE - JUNE 30, 2000                --        --      16,784  $  1.68    $27,798   $  (3,340)    $    (239)  $(10,883) $ 13,338
                                ========= =========  ========== ========  =========   ==========    =========   ========  ========

See Notes to Consolidated Financial Statements.

(a) Includes $188,000 of capitalized compensation costs related to the acquisition of Full Moon

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)


                                                            For the Year Ended
                                                                  June 30
                                                           --------------------
                                                             2000        1999
                                                           --------    --------

OPERATING ACTIVITIES:
Net Loss                                                   $(10,148)   $   (728)
Adjustments to Reconcile Net Loss to Net Cash
     Provided (Used) by Operating Activities:
     Stock-based Compensation                                 1,246          30
     Amortization of Deferred Compensation                      408         111
     Bad Debt                                                 1,001          --
     Impairment Loss                                          3,500          --
     Income on Conversion Capital Lease                        (188)         --
     Minority Interest                                       (1,540)         --
     Depreciation                                               345           6
     Amortization                                             2,635         404

Changes in Assets and Liabilities:
     Accounts Receivable                                     (1,912)        (32)
     Prepaids and Other Assets                                 (277)        (33)
     Deferred Taxes                                             162          --
     Accounts Payable                                           794         175
     Accrued Liabilities                                        (85)        (47)
                                                           --------    --------
NET CASH USED BY OPERATING ACTIVITIES                        (4,059)       (114)
                                                           --------    --------

INVESTING ACTIVITIES:
Purchase of Fixed Assets                                     (1,014)         (5)
Issuance of Note Receivable                                  (1,300)         --
Related Party Advances                                         (115)         --
Purchase of Intangibles                                         (30)         --
Cash (Paid) Received from Acquisitions
   Net of Cash Received (Paid)                                  (16)         22
                                                           --------    --------

   NET CASH USED BY                                          (2,475)         17
                                                           --------    --------
   INVESTING ACTIVITIES

   FINANCING ACTIVITIES:
   Repayment of Loans Assumed in Acquisitions                  (862)        (53)
   Proceeds from exercise of options                            580          --
   Proceeds from Private Placement less Issuance Cost         3,020          --
   Proceeds from Warrants exercises                             743          --
   Deferred Revenue                                             465          --
   Payments on Notes to Related Parties                        (129)         --
   Repayment of Notes From Stockholders                          70          --
   Net Borrowings on Line of Credit                             366          --
   Proceeds From Issuance of Debt                             1,100          --
   Proceeds of Issuance of Subsidiary Stock                     860          --
   Payment on Notes                                            (163)         --

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                            For the Year Ended
                                                                  June 30
                                                           --------------------
                                                             2000        1999
                                                           --------    --------

Proceeds from Issuance of Common and Convertible
Preferred Stock                                                  --       1,406
                                                           --------    --------

Net Cash Provided by Financing Activities                     6,050       1,353
                                                           --------    --------

Decrease in Cash and Cash Equivalents                          (484)      1,256

Cash and Cash Equivalents Beginning of Periods                1,256          --
                                                           --------    --------

Cash and Cash Equivalents - End of Periods                 $    772    $  1,256
                                                           ========    ========

Supplemental Disclosure of Cash Flow Information:
   Cash Paid for the Periods:
   Interest                                                $     12    $      4
   Income Taxes                                                 281          --

SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common and Convertible Preferred
   Stock for Acquisition of TechStore                            --       1,492
Issuance of Common and Convertible Preferred
   Stock for Reverse Acquisition of E-taxi                       --       9,500
Deferred Compensation Assumed in Reverse
   Acquisition of E-taxi                                         --        (757)
Reduction in Fixed Assets due to Conversion Of
   Capital Lease to Operating Lease                           2,559          --
Fixed Assets Acquired Under Capital Lease                       264          --
Issuance of Common Stock for Acquisition Of
   Interactive Architects Firms                               4,154          --
Issuance of Subsidiary's Common Stock For
   Acquisition of Interactive Architects                      4,786          --
Issuance of Common Stock in exchange for Investment
   in Gold Label                                              2,823          --
Issuance of Common Stock for Exercise of Warrants             2,937          --

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(1)  ORGANIZATION AND BUSINESS

eMarketplace, Inc., (the "Company" or "eMarketplace") is a Delaware holding company that acquires and develops Internet businesses that provide content, commerce and online services to demographically-targeted audiences. E-Taxi, a wholly owned subsidiary acquired in April 1999, was incorporated in the state of Delaware on April 14, 1998, to develop a vertical Internet portal for the small office, home office ("SOHO") market.

The acquisition of E-Taxi by the Company signified the adoption by the Company of a new corporate strategy to develop, operate and acquire Internet businesses. Additionally, in April 1999, immediately prior to the Company's acquisition of E-Taxi, E-Taxi acquired TechStore, L.L.C. ("TechStore"), an online retailer of computer hardware and software, in a business combination accounted for as a purchase. The results of operations include the results of TechStore from the date of acquisition.

In November 1999, the Company and its newly formed subsidiary, TopTeam, Inc. ("TopTeam") closed on the acquisition of six Internet consulting companies - Full Moon Interactive Group, Inc., Orrell Communications, Inc., Devries Data Systems, Inc., Muccino Design Group, Inc., Image Network, Inc., and OnCourse Network, Inc. (collectively, the "Interactive Architect Firms"). As a result of the acquisitions, i) TopTeam owned all of the outstanding capital stock of the Internet Architect Firms; and ii) eMarketplace owned approximately 44.9% of the total TopTeam shares outstanding. On February 23, 2000, Top Team changed its name to Full Moon Interactive, Inc. ("Full Moon"). Hereinafter, Top Team and its subsidiaries will be referred to as Full Moon.


(2)  NATURE OF OPERATIONS

FULL MOON is an Internet consulting firm, which provides e-business solutions to its customers desiring to initiate or enhance their presence on the Internet. Its services include, among others, strategic market consulting and research, web site design, brand management, ancillary promotional sales, media buying and management, online marketing and software engineering and technical program management. Full Moon's primary market is the Western United States. The company has offices in Los Angeles, the Silicon Valley and in Lubbock, Texas.

TECHSTORE, TOGETHER WITH OFFICE EXPRESS, INC. ("OFFICE EXPRESS") are global Internet retailers featuring over 75,000 consumer technology and related products for the home and office. Its products include computer hardware, software, electronics, other consumer technology products and office equipment and supplies. TechStore's and Office Express's headquarters are in Novato, California.

E-TAXI was incorporated in April 1998 to develop a vertical Internet portal for the small office, home office ("SOHO") market. As part of this strategy, E-Taxi acquired TechStore in April, 1999, immediately prior to the reverse acquisition of Computer Marketplace, Inc. by E-Taxi. Plans to create a SOHO portal by E-Taxi have been postponed as a result of the Company's focus on developing Full Moon. E-Taxi currently has no other revenues or expenses other than those of TechStore, its wholly owned subsidiary.

STARSONLINE, INC. ("STARSONLINE") was formed in February 2000 and initially capitalized with $250,000 to develop and launch an Internet based entertainment company. StarsOnline expects to build a celebrity portal that enables Internet users to access the official sites of well-known personalities in television, film, music, fashion, publishing, sports and art. StarsOnline is currently in the start-up stage and has no revenues and only nominal expenses.


(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of eMarketplace and those subsidiaries in which it holds a majority or controlling ownership interest. The subsidiaries are: Full Moon, StarsOnline, TechStore, E-Taxi, and OfficeExpress. The Company consolidates Full Moon due to operational control. All material intercompany balances and transactions have been eliminated.

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

REVENUE RECOGNITION - The Company records product sales revenue, including gross outbound shipping and handling charges, when goods have been shipped. For all product sales transactions with customers, the Company acts as a principal, takes title to all products sold open shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers, although these risks are mitigated through arrangements with credit card issuers, shippers and suppliers. Professional services revenue is recognized for fixed consulting engagements and time and materials-based arrangements on the percentage-of-completion method. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, such losses have been insignificant. Unbilled fees and services on contracts are comprised of costs plus fees on certain contracts in excess of contractual billings on such contracts. Advanced billings and billings in excess of costs plus fees are classified as deferred revenue.

DEFERRED INCOME TAXES - The Company accounts for deferred income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at June 30, 2000.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

PROPERTY AND EQUIPMENT AND DEPRECIATION - Property and equipment are stated at cost. Depreciation is computed using the straight-line method and the double-declining method over the estimated useful lives of the related assets, which range from three to thiry-nine years.

INTANGIBLES AND AMORTIZATION - Intangible assets are stated at cost. Amortization is computed using the straight-line method over the estimated useful lives of the related assets, which is generally four to ten years.

IMPAIRMENT - Long-lived assets of the Company are reviewed regularly as to whether their carrying value has become impaired pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires long-lived assets, if impaired, to be remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives.

NET LOSS PER SHARE OF COMMON STOCK - Common stock issued in the reverse acquisition is treated as outstanding for all periods presented on the basis of the weighted average shares of common stock outstanding. Potential common shares arising from the effect of dilutive stock options and warrants using the treasury stock method are included if dilutive. For fiscal years 2000 and 1999, the per share results were computed without consideration for contingently issuable shares underlying stock options and warrants as the effect on the per share results would be anti-dilutive.

SEGMENTS - Effective July 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments as components of an enterprise for which discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions how to allocate resources and assess performance. For the year ended June 30, 2000, the Company effectively has two business segments, its interactive architects business and its online retailing business, for purposes of SFAS No. 131. For the year ended June 30, 1999, the Company operated its online retailing activities as a single business segment.

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

ADVERTISING COSTS - Advertising costs are expensed when incurred. Advertising costs amounted to $284,000 and $46,000 for the years ended June 30, 2000 and 1999, respectively.

RESEARCH AND DEVELOPMENT - Research and development costs are charged to expense as incurred. Research and development costs amounted to $30,000 and $19,000 for the years ended June 30, 2000 and 1999, respectively.

STOCK OPTIONS ISSUED TO EMPLOYEES - The Company adopted SFAS No. 123 on July 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25 for financial reporting purposes.

(4)  GOING CONCERN

As of June 30, 2000, the Company had recurring losses and difficulty meeting its financial obligations as they became due. Cash used in operations for the period ended June 30, 2000 was $4.1 million.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In view of these matters, the continuation of the Company as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, the success of its future operations and the reduction of its cost. Management is in the process of seeking additional debt and equity financing and had implemented cost reductions. The Company is also in the process of analyzing potential equity investments. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. There can be no assurance that management will be successful in the implementation of its plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.


(5)  ACQUISITIONS AND NEWLY FORMED SUBSIDIARIES

STARSONLINE - In February 2000, the Company capitalized a wholly owned subsidiary, StarsOnline, Inc., ("StarsOnline") a Delaware corporation, with $250,000 to develop and launch an Internet based entertainment company. To date, StarsOnline has no revenues and only nominal expenses.

OFFICEEXPRESS - In August 1999, the Company's newly formed subsidiary, OfficeExpress. began its operations to sell office products and supplies through its Web site www. officeexpress.com.

FULL MOON ACQUISITIONS - On November 23, 1999, eMarketplace, Inc. and its then wholly owned subsidiary, Full Moon, closed on the acquisition of the Interactive Architect Firms. In connection with the acquisition, the Company issued a total of 1.0 million shares of its common stock in exchange for shares of the acquired companies including shares issuable pursuant to rights granted under the acquisition agreements. Concurrently therewith, (i) the Company contributed its newly purchased shares of the Interactive Architect Firms to Full Moon in exchange for Full Moon's issuance of 5.0 million shares of its common stock (all references to shares of common stock of Full Moon give effect to a three for two stock split) , and (ii) the stockholders of the Interactive Architect Firms contributed all of the remaining outstanding shares (the shares not purchased by the Company) to Full Moon in exchange for the issuance of 5.7 million shares of Full Moon common stock

The consolidated results of operations include the results of the Interactive Architect Firms from November 1999, the month of acquisition, through June 30, 2000. The purchase price, which consisted of stock valued at $8.9 million and acquisition related expenses of approximately $1.1 million, was allocated to net tangible assets of $1.9 million and minority interest of $2.8 million, resulting in goodwill of approximately $5.3 million. The goodwill is being amortized over its estimated useful lives of ten years.

The following unaudited proforma financial information reflects the results of operations for the year ended June 30, 2000 and 1999 as if the acquisitions had occurred on the first day of each year, and after giving effect to purchase accounting adjustments. These unaudited proforma results have been prepared for comparative purpose, only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on the first day of each year, and may not be indicative of future operating results.

                                        2000           1999
                                      -------        -------

Revenue                                36,088         23,233
                                      =======        =======
Loss from Operations                  (10,754)           (41)
                                      =======        =======
Net Loss                               (9,731)          (931)
                                      =======        =======
Net Loss per Share:
Basic and Diluted                       (0.67)         (0.07)
                                      =======        =======

In connection with the acquisition of the Interactive Architects Firms and as consideration for a $1.0 million loan, Full Moon executed a promissory note in favor of the Company in the aggregate amount of $1.0 million, bearing interest at a rate of seven percent per annum. Interest payments are due and payable monthly and the principal amount outstanding is due and payable on November 22, 2001. Full Moon is required to prepay the note in full in the event that Full Moon consummates an initial public offering of its common stock, which generates gross proceeds of not less than $25 million. In addition, as consideration for this acquisition, the Company received 375,000 shares of Full Moon common stock. The Company also purchased 250,000 shares of Full Moon Series A Convertible preferred stock for the total amount of $1.0 million. In addition, the Company received rights for 5.4 million shares of Full Moon common Stock.

As of November 23, 1999, the Company agreed to sell and assign the following to Internet Asset Inc. Class D, an investment fund, for $2.0 million.

(a)  A $1.0 million promissory note, dated November 23, 1999, issued by Full
     Moon.;
(b)  375,000 shares of Full Moon's common stock;
(c)  250,000 shares of the Full Moon's Series A preferred stock, and
(d)  Certain option rights which expired, by their terms, on February 21, 2000.

As a result of these transactions, (a) the Company owned 3.3 million shares of Full Moon common stock or 44.9% of the total number of shares of Full Moon common stock outstanding, and (b) Full Moon owned all of the outstanding shares of capital stock of each of the Interactive Architects. The Company consolidates

Full Moon as it has operational control over the entities. The Company also owns
5.4 million rights to purchase 5.4 million shares of Full Moon at $5.00. The rights, which originally expired on May 23, 2000, were extended on May 22, 2000 to the earlier of (i) December 31, 2000 or (ii) the date the Company closes an initial public offering of its securities that is registered under the Securities Act and results in gross proceeds of $25 million.

On December 31, 1999, the Company issued a $1.5 million line of credit to Full Moon. As consideration for this line of credit, eMarketplace received 375,000 shares of Full Moon. This transaction increased eMarketplace's ownership in Full Moon to approximately 47%.

On February 23, 2000, the Board of Directors of Full Moon approved a stock split whereby each share of common stock of Full Moon was exchanged for one and one-half shares of common stock of Full Moon.

(6)  DISPOSITIONS

On October 12, 1999, the Company entered into a definitive agreement to sell 100% of its interest in Medical Marketplace to a third party effective July 1, 1999 for $65,000 in cash and notes.

(7)  INVESTMENTS AND ADVANCES

GOLD LABEL AGREEMENT - On December 27, 1999, the Company entered into a Stock Purchase and Contribution Agreement, among the Company, Pat Boone's Gold Label, Inc., a Delaware corporation ("Gold Label"), and all of the shareholders of The Gold Label-Honest Entertainment, Inc., a Tennessee corporation ("Honest Entertainment"). Under the terms of the agreement, i) the Company agreed to issue approximately 370,000 shares of its common stock to the Honest Entertainment shareholders in exchange for 1.3 million shares of common stock of Honest Entertainment; ii) the Company agreed to contribute its newly purchased shares of Honest Entertainment to Gold Label in exchange for 1.3 million shares of common stock of Gold Label; and iii) the shareholders of Honest Entertainment agreed to contribute all of the remaining outstanding shares of Honest Entertainment (the shares not purchased by the Company) to Gold Label for 3.1 shares of common stock of Gold Label. The transaction closed on April 8, 2000, but was retroactive to January 1, 2000. As a result of these transactions, the Company has a $2.8 million investment in Gold Label representing a 29.7% ownership interest. In addition, the Company received a warrant to purchase 200,000 shares of Gold Label at an exercise price of $500,000. The Company accounts for its investment under the equity method of accounting. The Company recorded an approximate loss of $73,000 on its investment for the year ended June 30, 2000.

In connection with the Company's investment in Gold Label, the Company loaned $500,000 to Gold Label under a promissory note, dated December 31, 1999, bearing interest at a rate of six (6) percent per annum. Interest payments are due and payable monthly and the principal amount outstanding is due and payable on December 31, 2001. Interest income associated with this note was $15,000 for the year.

(8)  RELATED PARTIES LOANS

On February 29, 2000, the Company received a promissory note from Gateway Advisors, Inc. ("Gateway") (a company owned and controlled by Robert M. Wallace, the Company's Chairman of the Board) in the amount of $800,000, and bearing interest at 11% per annum. The principal amount and accrued interest were due and payable on April 1, 2000. The note was paid in full subsequent to June 30, 2000. Interest income on this note was approximately $30,000.

(9)  INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2000 (in thousands):

Goodwill                                          $  12,381
Acquired Technology                                     140
Established Workforce                                   160
Trademarks                                              280
Domain Names                                             29
                                                  ---------

Total                                                12,990
Less:  Accumulated Amortization                      (3,038)
                                                  ---------

   TOTAL                                          $   9,952
                                                  =========

Amortization expense for the years ended June 30, 2000 and 1999, was approximately $2.6 million and $404,000 respectively. The Company also recognized a $3.5 million impairment loss on goodwill related to TechStore, which is included in the Company's online retailers segment, for the period ended June 30, 2000 as described below.

During April 2000, Internet companies overall experienced substantial declines in market value. In accordance with SFAS 121 (Note 3), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the company reviews such assets for impairment by comparing the assets undiscounted cash flows to the carrying value of the assets. If an impairment exist, the assets are marked to fair market value, with the goodwill written off entirely before long-lived assets and identifiable intangible assets are marked down.

The undiscounted cash flows of TechStore failed to support the recoverability of the assets of TechStore, including the carrying value of goodwill. Accordingly, the assets of the company were marked to fair market value using the average market value of similar Internet companies based on a multiple of revenues. Using this methodology, it is managements' opinion that the value of the TechStore decreased by approximately $3.5 million in the quarter ended June 30, 2000, resulting in $3.5 million reduction in goodwill with an offsetting charge to impairment loss. Although, the discounted cash flow method failed to support recoverability of the assets in prior quarters, the fair value of the assets were above the carrying value using this same methodology.

(10) PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2000 (in thousands):

                                                      2000
                                                   ---------
        Computer Hardware and Software             $    1707
        Website Development                              268
        Office Equipment                                 392
        Leasehold Improvements                           347
        Furniture and Fixtures                           116
        Automobiles                                       87
                                                   ---------

        Total                                          2,917
        Less:  Accumulated Depreciation                 (871)
                                                   ---------

        Total                                      $   2,046
                                                   =========

Depreciation expense for the years ended June 30, 2000 and 1999 was $345,000 and $6,000, respectively.

(11) COMMITMENTS

The Company leases office space under operating leases, which expire on various dates through 2019. See Note 16 for related party leases. The Company also has capital leases for computer equipment totaling $471,000. The cost of equipment under capital leases at June 30, 2000 is $585,000. Accumulated depreciation for fiscal 2000 was $150,000. Depreciation expense for fiscal 2000 is $147,000. None of these leases are subject to renewal, purchase or escalation clauses.

Total rent expense under all operating leases for the years ended June 30, 2000 and 1999, was $565,000 and $5,000, respectively.

Future minimum lease payments under noncancelable capital and operating leases, including lease commitments entered into as of June 30, 2000 are as follows (in thousands):

                Year Ending                     Capital               Operating
               March June 30,                   Leases                  Leases
               -------------                    -------                 ------
                    2001                        $  247                  $1,055
                    2002                           176                     963
                    2003                           146                     804
                    2004                            --                     804
                    2005                            --                     690
                                                -------                 ------

Total minimum lease payments                       569                  $4,316
                                                                        ======

Less:  Amount representing interest                 98
                                                -------

Principal portion of capital lease obligations  $  471
Less:  Current Portion                            (177)
                                                -------
Long-Term Portion of Capital Leases                294
                                                =======

EMPLOYMENT CONTRACTS - At June 30, 2000, the Company had eleven employment contracts in effect with certain officers of eMarketplace, Full Moon, and TechStore. The contracts provide for the payment of base salaries plus bonuses and stock option grants. The contracts also contain other customary provisions including severance arrangements and confidentialty agreements. All contracts are for five year terms.

(12) DEBT

RELATED PARTY LOANS - $100,000 is payable to a former director of the Company, and consists of two secured promissory notes, each for $50,000 bearing interest at 10% and due in July and September of 1999, dated on January 26, 1999 and April 15, 1999, respectively. As of the maturity date of each note, the notes are payable upon demand. Mr. Achten has exercised his right to demand repayment of the Loan. As of June 30, 2000, the Company had accrued approximately $13,000 in interest payable on this promissory note. In addition, the Company has a payable to Gateway Advisors for $120,000 for services provided and loans due to shareholders totaling approximately $44,000.

LINES OF CREDIT - At June 30, 2000, Full Moon had $388,000 outstanding under a promissory note with a bank. The note provided for borrowings up to $400,000 and beared interest at prime (8.50% at June 30, 2000) plus 1.75%. The note was payable in full on August 1, 2000. The note was subsequently paid off on July 18, 2000 and replaced with a loan to another bank in the amount of $500,000 which provided for borrowings of up to $500,000 and the loan beared interest at prime (8.5% at the time of the loan) plus 1.00%. This loan was subsequently paid off on August 14, 2000 and replaced with an initial line of credit for $900,000. The line of credit calls for borrowings of up to $1,500,000 and is subject to borrowing restrictions based on the accounts receivable borrowing base. This base shall not exceed the lesser of (1) 70% of eligible accounts with balances less than 30 days from the invoice date plus 35% of eligible accounts with balances over 30 days but less than 60 days from invoice date plus 15% of eligible accounts with balances over 60 days from invoice date; or $1,500,000. The line of credit is due upon the earlier of (1) February 11, 2001; (2) upon the successful initial public offering of its equity securities; (3) upon liquidation, dissolution, merger or consolidation or commencement of proceedings thereof; (4) upon equity or debt financing in excess of $5,000,000. The line of credit bears interest at prime (9.5% at the time of the loan) plus 1.00%. As additional consideration for the loan, Full Moon granted Grand Pacific warrants to purchase 33,000 shares of common stock of Full Moon at $0.01 per share. This line is secured by all of the assets of Full Moon.

Additionally at June 30, 2000, Full Moon had $75,000 and $100,000 outstanding under two separate lines of credit. The $75,000 line of credit bears interest at prime (8.5% at June 30, 2000) plus 2.00%. This line of credit is payable in full on December 9, 2000. The $100,000 beared interest at the bank reference rate (8.22% at June 30, 2000) plus 4.50%. This line of credit is subject to an annual review for renewal. Neither of theses lines had any remaining availability at June 30, 2000. Both the $75,000 and $100,000 lines of credit are personally guaranteed by a shareholder of Full Moon.

In connection with TechStore's distribution arrangement with TechData Corporation, TechStore currently has a line of credit in the amount of $250,000 with Deutsche Financial Services which does not accrue interest ("Deutsche Line"). The Deutsche Line is personally guaranteed by Bejan Aminifard and Derek Wall, officers of TechStore. For accounting purposes, this line is classified as accounts payable on the balance sheet because the line can only be used for purchases with TechData.

NOTES PAYABLE - In connection with the acquisition of the Interactive Architects Firms and as consideration for a $1.0 million loan, Full Moon executed a promissory note in favor of the Company in the aggregate amount of $1.0 million, bearing interest at a rate of seven percent per annum. Interest payments are due and payable monthly and the principal amount outstanding is due and payable on November 22, 2001. As of November 23, 1999, the Company agreed to sell and assign the note to Internet Asset Inc., an investment fund, for $1.0 million. Interest expense related to this note was $35,000 for the year ended June 30, 2000.

On January 1, 2000, Full Moon executed a note payable to High Tide, LLC for $100,000 in exchange for cash. The note bears interest at seven percent per annum. Interest and principal is due on January 1, 2002. Interest expense on this note was approximately $3,000 at June 30, 2000.

(13) INCOME TAXES

Under generally accepted accounting principals, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Temporary differences include different tax and book bases of property and equipment and intangible assets. Generally accepted accounting principles requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry forwards. The Company has not made an election to file a consolidated tax return for eMarketplace and E-Taxi. Therefore, the operating loss carry forwards at June 30, 2000 (assuming all operating loss carry forwards will be available) these entitites are combined for financial statement purposes. The operating loss carry forwards at June 30, 2000, (assuming all operating loss carry forwards will be available) amount to approximately $11.900,000 and expire through June 2015. At June 30, 2000, based on the amount of operating loss carry forwards, the Company would have had a deferred tax asset of approximately $4,800,000 million. However, because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, a valuation allowance of $4,800,000 million has been established representing an increase of $4,800,000 million from June 30, 1999. Accordingly, no deferred tax asset is reflected in these financial statements.

Full Moon incurred taxable losses for Federal and state tax purposes for the year ended June 30, 2000. Accordingly, Full Moon did not incur any federal income tax expense for the period other than the minimum required taxes for certain state and local jurisdictions. Full Moon is not consolidated with the Company for income tax reporting. Full Moon had a deferred tax liability at June 30, 2000 of $610,000, which is a result of changing from the cash method of accounting to the accrual at the time of the acquisition by eMarketplace.

(14) STOCKHOLDERS' EQUITY

On April 8, 2000, The Company issued 370,000 shares of its common stock in connection with a series of transactions which resulted in a 29.7% investment in Gold Label (Note 6).

On January 5, 2000, Crossfire Ventures, a private investor, exercised 25,000 warrants for 25,000 shares of the Company's common stock for net proceeds of $62,500.

During December 1999, warrants issued to Gateway in April 1999 and sold to an investor in December 1999 to purchase approximately 300,000 shares of common stock of the Company at an exercise price of $2.50 per share were exercised. The Company received net proceeds of $680,000 as a result of the warrant Exercise.

On July 16, 1999, the Company commenced a private offering (the "Offering") of approximately 826,000 shares of its Common Stock at $3.875 per share (each a "Share" and collectively the "Shares"). The Offering was conducted under the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act and the provisions of Rule 506 of Regulation D. Sales of the Shares were made only to "accredited investors," as such term is defined in Rule 501(a) under the Act. The Offering was completed on November 30, 1999, resulting in gross proceeds of approximately $3.2 million before deducting commissions (placement agent) and expenses of the Offering (consisting of accounting and legal fees, "blue sky" fees and other related expenses) totaling approximately $180,000. The proceeds of the Offering were used to fund working capital needs of the Company and its subsidiaries.

SHAREHOLDER LOANS - On April 7, 2000, Gateway exercised its warrants to purchase
1.2 million shares of common stock of the Company at an exercise price of $2.50. As payment for the shares, Gateway tendered cash in the amount of $118 and a promissory note in the amount of $2.9 million. The note bears interest at six percent and all principal and accrued interest are due April 7, 2001. Approximately $40,000 of interest was accrued on this note during the year.

As of June 30, 2000, Greg De Vries, an employee of Full Moon, owed Full Moon approximately $330,000, of which 43,000 was borrowed subsequent to the acquisition of DeVries Data Systems by Full Moon. The loan amount is unsecured and is not evidenced by any promissory note. However, the Company and Full Moon regard this loan as a bona fide loan by Full Moon.

As of June 30, 2000, Lisa Orrell, an employee of Full Moon, owed Full Moon approximately $72,000, which was borrowed subsequent to the acquisition of Orrell Communications by Full Moon. The loan amount is unsecured and is not evidenced by any promissory note. However, the Company and Full Moon regard this loan as a bona fide loan by Full Moon.

STOCK OPTIONS - In June 1999, a majority of the shareholders approved the adoption of the Company's 1999 Stock Plan (the "1999 Plan"). A total of 1.7 million shares of common stock have been reserved for issuance under this plan. The 1999 plan permits the granting of incentive or non-incentive options to employees, directors, consultants or advisors of the Company and its subsidiaries. Incentive options may be granted to employees only and may not have an exercise price less than 100% of fair market value (110% for 10% Stockholders) on the date of grant, and terminate no later than ten years from date of grant (five years for 10% Stockholders). Awards of restricted stock or deferred stock may also be granted under the 1999 Plan.

VALUATION OF STOCK OPTIONS AND WARRANTS - The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, for stock options issued to employees in accounting for its stock option plans.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for the employee options, net income and earnings per share would have been as follows (in thousands, except per share data):

                                                        For the Year Ended
                                                             June 30
                                                     -----------------------
                                                       2000           1999
                                                     --------       --------

Net Loss as Reported                                 $(10,148)      $   (728)
                                                     ========       ========
Pro Forma Net Loss                                    (11,623)        (1,130)
                                                     ========       ========
Basic and Diluted Net Loss per Share as Reported        (0.70)         (0.06)
                                                     ========       ========
Pro Forma Basic and Diluted Net Loss per Share          (0.80)         (0.10)
                                                     ========       ========

The proforma net loss includes a $322,000 proforma loss associated with eMarketplace options and $1.2 million associated with Full Moon options ($2.5 million, less $1.3 million attributable to minority interest).

The information and tables below regarding options of eMarketplace and Full Moon have been presented separately to provide the reader with a clearer presentation of the transactions that transpired during the year relating to each plan. The common stock of Full Moon is not publically traded, the common stock and paid in capital of Full Moon is not reflected on the consolidated balance sheet, and transactions related to Full Moon's option's are not reflected in the Statement of Shareholders' Equity. For these reasons, the weighted average prices and fair values have not been combined in the tabular presentation. On a combined basis, the weighted average exercise price of options granted is $4.00, of options exercised is $1.41 and options outstanding is $3.34; the weighted average fair value of options granted is $2.15, of options exercised is $0.99, and options outstanding is $1.92.

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

                                      Weighted         Weighted
                                       Average          Average
    Year Ended        Risk-Free       Expected         Expected       Expected
     June 30,       Interest Rate       Life          Volatility      Dividends
    ----------      -------------     --------        ----------      ---------

       1999             4.76%             2             106.80%         None
       2000             6.13%             4             104.98%         None


The following is a summary of transactions under the stock option plans (in thousands, except per share data):

                                                                                     Weighted
                                               Number of       Weighted Average       Average
                                             Common Shares      Exercise Price      Fair Value
                                             -------------     ----------------     ----------
Options Outstanding at June 30, 1998                2,015            1.02              0.14
 Granted                                            1,301            0.82              0.93
 Cancelled                                         (1,848)           1.01              0.14
                                             -------------     ----------------     -----------

Options Outstanding at June 30, 1999                1,468            0.86              0.84
Granted                                               902            3.42              4.25
Cancelled                                              --              --                --
Exercised                                            (351)           1.39              0.99
Forfeited                                             (25)           2.50              1.17
                                             -------------     ----------------     ----------

OPTIONS OUTSTANDING AT JUNE 30, 2000                1,994            1.90              2.43
                                             =============     ================     ==========

SHARES RESERVED FOR FUTURE ISSUANCE - In addition to the options discussed above, the Company has reserved 798,000 shares of common stock for issuance under the 1999 Stock Plan.

OPTIONS OUTSTANDING AND
EXERCISABLE AT JUNE 30, 2000

The following is a summary of the status of fixed options outstanding at June 30, 2000 (in thousands):

                  Outstanding Options                     Exercisable Options
 --------------------------------------------------      --------------------
                                           Weighted                  Weighted
                            Remaining       Average                   Average
 Exercise                  Contractual     Exercise                  Exercise
  Price        Number         Life           Price       Number        Price
 --------      ------      -----------     --------      ------      --------
  $ 0.50          200          2.7          $ 0.50          200       $ 0.50
    0.60          658          1.7            0.60          658         0.60
    1.00          253          1.6            1.00          253         1.00
    1.69            4          5.8            1.69            4         1.69
    2.50          647          9.4            2.50          360         2.50
    4.00           90          9.6            4.00           10         4.00
    7.38          142          9.6            7.38           31         7.38
               ------         ----          ------       ------       ------

                1,994          5.2          $ 1.90        1,516       $ 1.27
               ======         ====          ======       ======       ======

FULL MOON INTERACTIVE STOCK OPTIONS

VALUATION OF STOCK OPTIONS AND WARRANTS - The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, for stock options issued to employees in accounting for its stock option plans.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for the employee options, net income would have decreased by approximately $2.5 million.

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

     Weighted         Weighted          Average         Average
    Year Ended        Risk-free        Expected        Expected       Expected
     June 30,       Interest Rate        Life         Volatility      Dividends
     --------       -------------        ----         ----------      ---------

       2000             6.00%              5              80%           None


The following is a summary of transactions under the stock option plans (in thousands):

                              Number of      Weighted Average   Weighted Average
                            Common Shares     Exercise Price       Fair Value
                            -------------     --------------       ----------
  Options Outstanding
  at June 30, 1999                  0                  0                  0
  Granted                       3,607               4.15               1.62
  Cancelled                       (20)              5.00               1.52
  Exercised                        (2)              5.00               1.52
  Forfeited                         0                  0                  0
                                -----               ----               ----
  Options Outstanding
  at June 30, 2000              3,585               4.14               1.63
                                =====               ====               ====

OPTIONS OUTSTANDING AND
EXERCISABLE AT JUNE 30, 2000

The following is a summary of the status of fixed options outstanding at June 30, 2000 (in thousands):


            Outstanding Options               Exercisable Options
     ------------------------------------    ---------------------
                                                         Weighted
                               Remaining                  Average
     Exercise                 Contractual                Exercise
      Price       Number          Life        Number      Price
      -----       ------          ----        ------      -----
    $  2.67        1,319          9.2           616      $  2.67
       5.00        2,267          9.6           442         5.00
    -------       ------                      ------     -------
       4.14        3,585          9.4         1,058         3.64
    =======       ======                      ======     =======


  OPTIONS OUTSTANDING AND EXCERCISABLE AT JUNE 30,2000

(14) CONCENTRATIONS

CREDIT RISK - Generally, the Company does not require collateral or other security to support financial instruments, however the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited. At June 30, 2000, no single customer accounted for 10% or more of trade receivables, and no single customer accounted for more than 10% of total revenues for the year ended June 30, 2000. Of the Company's cash balance, $772,000 is not FDIC insured.

OTHER - TechStore and Office Express each purchase finished goods from one supplier. The Company is entirely dependent on these suppliers for order fulfillment and for shipping merchandise directly to customers. Management believes that there is no business vulnerability regarding this concentration of purchases as the goods are available from other sources. However, there can be no assurance that such a distributor could provide the fulfillment, service and pricing currently offered by its current supplier.

(15) NEW AUTHORITATIVE PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

(16) RELATED PARTY TRANSACTIONS

In January and April of 1999, a director of the Company loaned proceeds totaling $100,000 to the Company with repayment terms of July and September of 1999 and an annual interest rate of 10%. These notes are fully collateralized by all real and personal property (See Note 11).

On February 29, 2000, the Company received a promissory note from Gateway Advisors, Inc. ("Gateway") (a company owned and controlled by Robert M. Wallace, the Company's Chairman of the Board) in the amount of $800,000, and bearing interest at 11% per annum. The principal amount and accrued interest were due and payable on April 1, 2000. The note was paid in full subsequent to June 30, 2000.

On April 7, 2000, Gateway exercised its warrants to purchase 1.2 million shares of common stock of the Company at an exercise price of $2.50. As payment for the shares, Gateway tendered cash in the amount of $118 and a promissory note in the amount of $2.9 million. The note bears interest at six percent and all principal and accrued interest are due April 7, 2001.

In April 1998, TechStore, a subsidiary of the Company, entered into a month-to-month lease agreement for office space with an entity owned by an officer and a 10% stockholder of the Company. The lease payments are approximately $1,500 per month. The lease was terminated March 31, 2000.

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

On January 1, 2000, DeVries Data Systems, entered into a five-year lease agreement for office space with Greg DeVries, an officer of the company. The lease payments are approximately $9,562.50 per month and are included in operating leases in Note 11.

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed in the financial statements is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash and cash equivalents, trade and notes receivables, trade payables, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these items because of their short maturities.

(18) SEGMENT DISCLOSURES

The following table presents operating results by segment for the year ended June 30, 2000 (Also, see notes 2 and 14 for additional segment information).

                                           Interactive    Online
                                           Arctitects    Retailers    Corporate
                                               (a)          (b)          (c)        Total
                                           ----------   ----------   ----------   ----------
REVENUE                                    $   16,378   $   12,331   $       11       28,720

OPERATING COSTS AND EXPENSES:
     Cost of Revenue                            8,864       11,528           19       20,411
     Selling, General and Administrative        9,978          959        2,733       13,670
     Product Development                           15           15           --           30
     Amortization of Goodwill                                   --        2,634        2,634
     and Other Acquired Intangibles (d)
     Impairment Loss                               --           --        3,500        3,500
                                           ----------   ----------   ----------   ----------

     TOTAL OPERATING COSTS AND EXPENSES        18,857       12,502        8,886       40,245
                                           ----------   ----------   ----------   ----------

     LOSS FROM OPERATIONS                      (2,479)        (171)      (8,875)     (11,525)

NON-OPERATING INCOME/(EXPENSE)
     Other Income (Expense)                        40           --          (87)         (47)
     Related Party Interest Income                 --           --           84           84
     Interest Income                               --            8           47           55
     Interest Expense                            (231)          (2)         (22)        (255)
                                           ----------   ----------   ----------   ----------

LOSS BEFORE MINORITY INTEREST                  (2,670)        (165)      (8,853)     (11,688)
                                           ----------   ----------   ----------   ----------
     Minority Interest                             --           --        1,540        1,540
                                           ----------   ----------   ----------   ----------

     NET LOSS                              $   (2,670)  $     (165)  $   (7,313)     (10,148)
                                           ==========   ==========   ==========   ==========

Capital expenditures for Full Moon, Online Retailers, and Corporate were $882,000, $111,000, and $51,000, respectively. Total assets for Full Moon, Online Retailers, and Corporate were $1.8 million, $155,000, and $21,000 respectively.

(a)  Results of operations are for Full Moon from November 2000.  (Note 5)

(b)  Online Retailers include Tech Store and Office Express.

(c) Corporate includes all non-operating entities and StarsOnline, which year-to-date had zero revenues and approximately $162,000 of expenses, primarily start-up costs.

(d) Of the total amortization of intangibles, $313,000 is attributable to the Interactive Architect Firms and 2.3 million is attributable to Tech Store.

(19) FOURTH QUARTER ADJUSTMENT

During the fourth quarter of fiscal 2000, the Company determined that goodwill related to TechStore, which is included in the Company's online retailers segment was impaired. Therefore, the Company recorded a $3.5 million impairment loss.

In addition, the Company reduced its accounts receivable to their net realizable value by approximately $890,000. The aggregate of these and certain other adjustments was to reduce net income for the fourth quarter by $4.4 million ($.30 per share).

(20) SUBSEQUENT EVENTS

On August 14, 2000, Full Moon initiated a line of credit with Grand Pacific Financing Corp., a California corporation for $1.5 million. At August 31, 2000, there was $900,000 outstanding under this line (Note 12).

On August 24, 2000, the merger agreement, by and among BayWeb, Inc., eMarketplace, Full Moon, M. Mitchell Stevko, and C. Jett Winter, dated as of June 26, 2000, was terminated in accordance with its terms as a result of material adverse changes in BayWeb's financial condition and operating results.

On August 24, 2000, M. Mitchell Stevko tendered his resignation from the Board of Directors of the Company, effective August 24, 2000.

On August 29, 2000, Gateway Advisors repaid its promissory note to Company in full (Note 13).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 28th day of September, 2000.

                                       EMARKETPLACE, INC.


                                       By: /s/ ROBERT M. WALLACE
                                           ----------------------------
                                           Robert M. Wallace
                                           Chief Executive Officer and Chairman,
                                           (Chief Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                              Title                         Date
---------                              -----                         ----

/s/ ROBERT M. WALLACE             Chairman of the Board       September 28, 2000
--------------------------
Robert M. Wallace


/s/ THOMAS E. EVANS, JR.          Director                    September 28, 2000
--------------------------
Thomas E. Evans, Jr.