Form 10QSB
period 2000-09-30
EMARKETPLACE INC
filed 2000-11-21
CIK 900475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
                         Commission file number 0-14731

                          ---------------------------

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

                          ---------------------------

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

As of November 20, 2000, there were 16,790,023 shares of the Registrant's Common Stock outstanding.

================================================================================

--------------------------------------------------------------------------------

                               EMARKETPLACE, INC.
                         QUARTERLY REPORT ON FORM 10-QSB

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                      INDEX
--------------------------------------------------------------------------------

                                                                                                                     PAGE

PART I       FINANCIAL INFORMATION                                                                          NUMBER
                                                                                                            ------
ITEM 1.      Financial Statements:

             Consolidated Balance Sheet as of September 30, 2000.......................................        3

             Consolidated Statements of Operations for the three months ended
               September 30, 2000 and 1999 ............................................................        4

             Consolidated Statements of Stockholders' Equity for the three months
               ended September 30, 2000 ...............................................................        5

             Consolidated Statements of Cash Flows for the three months
               ended September 30, 2000 and 1999 ......................................................        6

             Notes to Consolidated Financial Statements................................................        7

ITEM 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................................................       18

PART II      OTHER INFORMATION

ITEM 1.      Legal Proceedings.........................................................................       23

ITEM 2.      Changes in Securities and Use of Proceeds.................................................       23

ITEM 3.      Defaults Upon Senior Securities...........................................................       23

ITEM 4.      Submission of Matters to a Vote of Security Holders.......................................       23

ITEM 5.      Other Information.........................................................................       23

ITEM 6.      Exhibits and Reports on Form 8-K..........................................................       23

             Signatures................................................................................       24

--------------------------------------------------------------------------------
PART I:          FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS:

CURRENT ASSETS:
   Cash and Cash Equivalents                                       $        259
   Accounts Receivable
      (Less Allowance For Doubtful Accounts of $1,200)                    4,305
   Unbilled Receivables                                                     639
   Prepaids and Other Current Assets                                        527
                                                                   ------------
   TOTAL CURRENT ASSETS                                                   5,730

   PROPERTY AND EQUIPMENT
      (Less Accumulated Depreciation of $1,007)                           2,121

   OTHER ASSETS:
   Intangible Assets

      (Less Accumulated Amortization of $3,525)                           9,466
   Investments and Advances                                               3,295
   Other Assets                                                             383
                                                                   ------------
   TOTAL OTHER ASSETS                                                    13,144

   TOTAL ASSETS                                                    $     20,995
                                                                   ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts Payable                                                $      3,363
   Accrued Benefits                                                         403
   Other Accrued Liabilities                                                619
   Notes Payable to Related Party                                           251
   Lines of Credit                                                        1,071
   Other Current Liabilities                                                  7
   Deferred Revenue                                                       1,268
   Deferred Tax Liability                                                   610
   Short Term Portion of Capital Lease                                      161
                                                                   ------------
   TOTAL CURRENT LIABILITIES                                              7,753

   Long-Term Notes Payable                                                1,100
   Long-Term Portion of Capital Lease                                       287
                                                                   ------------
   TOTAL LONG-TERM LIABILITIES                                            1,387
                                                                   ------------

   TOTAL LIABILITIES                                                      9,140

   COMMITMENTS (NOTE 10)

   Minority Interest                                                        397

STOCKHOLDERS' EQUITY:
   Preferred Stock - $.0001 Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding                                       --
   Common Stock - $.0001 Par Value, 50,000,000 Shares

      Authorized, 16,790,023 Shares Issued and Outstanding                    2
   Capital in Excess of Par Value                                        27,804
   Shareholder Notes Receivable                                          (3,340)
   Deferred Compensation                                                   (160)
   Accumulated Deficit                                                  (12,848)
                                                                   ------------

   TOTAL STOCKHOLDERS' EQUITY                                            11,458
                                                                   ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     20,995
                                                                   ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           Three Months Ended
                                                              September 30,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------

REVENUE                                                  $  7,898      $  2,882

OPERATING COSTS AND EXPENSES:
Cost of Revenue                                             6,235         2,678
Selling, General and Administrative                         4,431         1,013
Amortization of Goodwill and Other Acquired
  Intangibles                                                 487           580
                                                         --------      --------
TOTAL OPERATING COSTS AND EXPENSES:                        11,153         4,271
                                                         --------      --------
LOSS FROM OPERATIONS                                       (3,255)       (1,389)

Non-Operating Income/(Expense):
Related Party Interest Income                                  60            --
Interest Income                                                37             3
Other Expense                                                  (2)           --
Interest Expense                                              (94)          (12)
                                                         --------      --------
LOSS BEFORE MINORITY INTEREST                              (3,254)       (1,398)
                                                         --------      --------
Minority Interest                                           1,289            18
                                                         --------      --------
NET LOSS                                                 $ (1,965)     $ (1,380)
                                                         ========      ========

NET LOSS PER SHARE:
Basic and Diluted                                        $  (0.12)     $  (0.11)
                                                         ========      ========
Weighted Average Common Shares Outstanding                 16,789        12,691
                                                         ========      ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                                           Total
                                  Preferred Stock        Common Stock     Capital in  Shareholder   Deferred     Accum-    Stock-
                                -------------------  -------------------  Excess of     Notes         Com-       ulated   holders'
                                  Shares    Amount     Shares    Amount   Par Value   Receivable    pensation    Deficit   Equity
                                --------- ---------  ---------- --------  ---------   ----------    ---------   --------  --------

BALANCE - JUNE 30, 2000                --        --      16,784 $      2  $  27,798   $  (3,340)    $    (239)  $(10,883) $ 13,338

Issuance of Common Stock

   For Option Exercises                --        --           6                   6          --            --         --         6
Amortization of Deferred Comp          --        --          --       --         --          --            79         --        79
Net Loss                               --        --          --       --         --          --            --     (1,965)   (1,965)
                                --------- ---------  ---------- --------  ---------   ----------    ---------   --------  --------

BALANCE - SEPTEMBER 30, 2000           --        --      16,790 $      2  $  27,804   $  (3,340)    $    (160)  $(12,848) $ 11,458
                                ========= =========  ========== ========  =========   ==========    =========   ========  ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                   Three Months Ended
                                                      September 30,
                                                   ------------------
                                                    2000        1999
                                                   -------    -------
OPERATING ACTIVITIES:
Net Loss                                           $(1,965)   $(1,380)
Adjustments to Reconcile Net Loss to Net Cash
     Provided (Used) by Operating Activities:
     Stock-based Compensation                          197
     Amortization of Deferred Compensation              79        168
     Minority Interest                              (1,289)       (18)
     Depreciation                                      136         --
     Amortization                                      487        586

Changes in Assets and Liabilities:
     Accounts Receivable                              (502)        (9)
     Prepaids and Other Assets                          75       (274)
     Deferred Revenue                                  803         --
     Accounts Payable                                  734        274
     Accrued Liabilities                               (62)        37
     Other Liabilities                                 (34)        --
                                                   -------    -------
NET CASH USED BY OPERATING ACTIVITIES               (1,538)      (419)
                                                   -------    -------

INVESTING ACTIVITIES:
Purchase of Fixed Assets                              (211)       (14)
Repayment of Notes from Related Parties                800         --
Related Party Advances                                 (45)        --
                                                   -------    -------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       544        (14)
                                                   -------    -------

FINANCING ACTIVITIES:
Repayment of Loans Assumed in Acquisitions              --        (12)
Principal Payments on Long-Term Capital Leases          (7)        --
Proceeds from exercise of options                        6         --
Payments on Notes to Related Parties                   (26)        --
Repayment of Notes From Stockholders                    --
Net Borrowings on Line of Credit                       508         --


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            Three Months Ended
                                                               September 30,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------

                                                           --------    --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                481         (12)
                                                           --------    --------

Decrease in Cash and Cash Equivalents                          (513)       (445)

Cash and Cash Equivalents Beginning of Periods                  772        1256
                                                           --------    --------

Cash and Cash Equivalents - End of Periods                 $    259    $    811
                                                           ========    ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

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

In November 1999, the Company and its newly formed subsidiary, TopTeam, Inc. ("TopTeam"), closed on the acquisition of six Internet consulting companies - Full Moon Interactive Group, Inc., Orrell Communications, Inc., Devries Data Systems, Inc., Muccino Design Group, Inc., Image Network, Inc., and OnCourse Network, Inc. (collectively, the "Interactive Architect Firms"). As a result of the acquisitions, i) TopTeam owned all of the outstanding capital stock of the Internet Architect Firms; and ii) eMarketplace owned approximately 44.9% of the total TopTeam shares outstanding. On February 23, 2000, Top Team changed its name to Full Moon Interactive, Inc. ("Full Moon"). Hereinafter, Top Team and its subsidiaries will be referred to as Full Moon.


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

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies of eMarketplace, Inc. are set forth in the Company's Form 10-KSB for the year ended June 30, 2000 as filed with the Securities and Exchange Commission.

BASIS OF REPORTING - The Consolidated Balance Sheet as of September 30, 2000, the Consolidated Statements of Operations for the Three Months Ended September 30, 2000 and 1999, the Consolidated Statement of Stockholders' Equity for the Three Months Ended September 30, 2000 and the Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2000 and 1999 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended June 30, 2000.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

NET LOSS PER SHARE OF COMMON STOCK - Common stock issued in the reverse acquisition is treated as outstanding for all periods presented on the basis of the weighted average shares of common stock outstanding. Potential common shares arising from the effect of dilutive stock options and warrants using the treasury stock method are included if dilutive. For fiscal years 2001 and 2000, the per share results were computed without consideration for contingently issuable shares underlying stock options and warrants as the effect on the per share results would be anti-dilutive.

SEGMENTS - Effective July 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments as components of an enterprise for which discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions how to allocate resources and assess performance. For the quarter ended September 30, 2000, the Company effectively has two business segments, its interactive architects business and its online retailing business, for purposes of SFAS No.
131. For the quarter ended September 30, 1999, the Company operated its online retailing activities as a single business segment.

(4)  GOING CONCERN

As of September 30, 2000, the Company had recurring losses and difficulty meeting its financial obligations as they became due. Cash used in operations for the three months ended September 30, 2000 was $1.5 million.

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

(5)  RELATED PARTIES LOANS

On February 29, 2000, the Company received a promissory note from Gateway Advisors, Inc. ("Gateway") (a company owned and controlled by Robert M. Wallace, the Company's Chairman of the Board) in the amount of $800,000, and bearing interest at 11% per annum. The principal amount and accrued interest were due and payable on April 1, 2000. The note was paid in full on August 29, 2000.

(6) DEBT

LINE OF CREDIT - At September 30, 2000, Full Moon had $900,000 outstanding under a line of credit with Grand Pacific Financing Corp, a California corporation. The line of credit calls for borrowings of up to $1,500,000 and is subject to borrowing restrictions based on the accounts receivable borrowing base. This base shall not exceed the lesser of (1) 70% of eligible accounts with balances less than 30 days from the invoice date plus 35% of eligible accounts with balances over 30 days but less than 60 days from invoice date plus 15% of eligible accounts with balances over 60 days from invoice date; or $1,500,000.

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

(7)  TERMINATED ACQUISITION

On August 24, 2000, the merger agreement by and among BayWeb, Inc., eMarketplace, Full Moon, M. Mitchell Stevko, and C. Jett Winter, dated as of June 26, 2000, was terminated in accordance with its terms as a result of material adverse changes in BayWeb's financial condition and operating results.

(8) SEGMENT DISCLOSURES

The following table presents operating results by segment for the year ended September 30, 2000.

                                                          Online
                                           Interactive   Retailers    Corporate
                                           Architects       (a)          (b)        Total
                                           ----------   ----------   ----------   ----------
REVENUE                                    $    4,526   $    3,368   $        4   $    7,898

OPERATING COSTS AND EXPENSES:
     Cost of Revenue                            3,128        3,107           --        6,235
     Selling, General and Administrative        3,609          260          562        4,431
     Amortization of Goodwill                      --           --          487          487
     and Other Acquired Intangibles (c)
                                           ----------   ----------   ----------   ----------

     TOTAL OPERATING COSTS AND EXPENSES         6,737        3,367        1,049       11,153
                                           ----------   ----------   ----------   ----------

     LOSS FROM OPERATIONS                      (2,211)          (1)      (1,045)      (3,255)

NON-OPERATING INCOME/(EXPENSE)
     Other Income (Expense)                         4           (2)          (4)          (2)
     Related Party Interest Income                 --           --           60           60
     Interest Income                                2           --           35           37
     Interest Expense                             (94)          --          --           (94)
                                           ----------   ----------   ----------   ----------

LOSS BEFORE MINORITY INTEREST                  (2,299)          (1)        (954)      (3,254)
                                           ----------   ----------   ----------   ----------
     Minority Interest                             --           --        1,289        1,289
                                           ----------   ----------   ----------   ----------

     NET LOSS                              $   (2,299)  $       (1)  $     (335)  $   (1,965)
                                           ==========   ==========   ==========   ==========

Capital expenditures for Full Moon, Online Retailers, and Corporate were $182,000, $29,000, and $0, respectively. Total assets for Full Moon,
Online Retailers, and Corporate were $12.6 million, $5.4 million and $3 million, respectively.

(a)  Online Retailers include Tech Store and Office Express.

(b) Corporate includes all non-operating entities and StarsOnline, which year-to-date had zero revenues and approximately $72,000 of expenses, primarily start-up costs.

(c) Of the total amortization of intangibles, $134,000 is attributable to the Interactive Architect Firms and $353,000 is attributable to Tech Store.

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

THE COMPANY MAY NOT BE ABLE TO ADAPT TO ITS NEW WORKFORCE STRUCTURE.

As a result of the reduction in demand for Internet consulting services, to date the Company has implemented a reduction in workforce, eliminating approximately 44 employees, either voluntarily or involuntarily, or 219% of the peak staffing level. Additional employee terminations may be necessary to achieve the desired workforce structure. Additionally, many of the Company's employees who were not involuntarily terminated have chosen to terminate their employment with the Company for other opportunities. The Company's failure to adapt its business to its new workforce structure could adversely affect its performance.

OVERVIEW

           eMarketplace, Inc. (the "Company or eMarketplace") consists of eMarketplace, Inc. and its wholly owned or controlled subsidiaries: Full Moon Interactive, Inc. ("Full Moon or FMI"), E-Taxi,Inc. ("E-Taxi"), TechStore, Inc. ("TechStore"), OfficeExpress, Inc. ("OfficeExpress") and StarsOnline,
Inc. ("StarsOnline").

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

           TECHSTORE, TOGETHER WITH OFFICE EXPRESS are global Internet retailers featuring over 75,000 consumer technology and related products for the home and office. With over 100,000 customers world wide, together the companies offer an online "superstore" at www.techstore.com and www.officeexpress.com that provides one-stop shopping for domestic and international customers, 24 hours a day, seven days a week. The superstore features computer hardware, software, electronics, other consumer technology products and office equipment and supplies.

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

           Additionally, the dynamics of the demand for Internet consulting services are changing rapidly. During the three months ended September 30, 2000, the Company experienced a significant reduction in demand. The weakening condition or failure of many of the Internet based "dot-com" companies caused many clients to rethink or delay implementing their Internet strategy. In addition, many larger traditional companies have chosen to utilize in-house resources for the implementation of their Internet initiative in lieu of those of the Company and its competitors. As a result, the average amount of time invested by the Company to secure any given project has increased. It is possible that demand for Internet consulting services, including those offered by the Company, will remain lower than prior levels for the foreseeable future.

          In response to the reduction in demand for the Company's services, the Company has undertaken a restructuring plan designed to reduce the Company's workforce and operating expenses, and to "right size" the labor force relative to the fallen revenue levels. As of September 30, 2000, approximately 44 employees had been eliminated either voluntarily or involuntarily, in connection with the restructuring program. Management is continuing to restructure its operations and additional voluntary and involuntary terminations have continued into the fourth quarter. As a result of the restructuring and employee terminations, it may prove increasingly difficult for the Company to attract and retain its most qualified employees. The failure to attract and retain qualified creative, technical, consulting and sales personnel could materially and adversely affect the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

NET LOSS

           The Company recorded a net loss of $3.2 million for the three months ended September 30, 2000, because the cost of revenues and expenses were not sufficient to cover revenues generated. Contributing to the net loss were non-cash expenses of approximately $1 million, consisting of $623,000 of depreciation and amortization, $79,000 of amortization related to deferred compensation and a reserve against advances to Bayweb of $340,000.
Offsetting these items is $1.3 million of minority interest attributable to the minority shareholders of Full Moon. Excluding these non-cash items, $1.8 million of the loss was attributable to Full Moon and $52,000 was attributable to TechStore and Office Express combined. The balance of approximately $315,000 is attributable to corporate administration.

REVENUE

           Total revenue for the three months ended September 30, 2000 was $7.9 million, which consists $3.4 million of online retailing revenue by TechStore and Office Express, and $4.5 million of revenue generated by Full Moon.

           TechStore and Office Express utilize vendor drop-shipments directly to customers, and therefore do not maintain inventory.

COST OF REVENUE

           Total cost of sales for the quarter ended September 30, 2000 was $6.2 million or 79% of revenue. Cost of sales includes the cost of products sold, credit card processing fees and freight costs for product sales, and time & materials for Internet consulting services.

           Online retailing by TechStore and Office Express had cost of sales of $3.1 million, or 92% of revenue for the quarter ended September 30, 2000. The Company expects margins for this segment to remain low in the near future as it uses competitive pricing as a means to obtain increased market share.

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

           Full Moon's cost of sales was $3.1 million, or 69% of revenue for the quarter ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Total selling, general and administrative expenses for the quarter ended September 30, 2000, were $4.4 million or 56% of revenue. Selling, general and administrative expenses consist of salaries and other personnel related expenses, facilities related expenses, legal and other professional fees, bad debt expense, advertising costs, travel expenses and depreciation. The quarter ended September 30, 2000 included $79,000 in non-cash expenses related to the amortization of deferred compensation, $ 623,000 of depreciation and amortization and a $340,000 reserve against funds advanced to Bayweb in conjunction with the potential acquisition. The Company expects to incur approximately $80,000 per quarter for three more quarters for the amortization of the deferred compensation associated with warrants.

           TechStore and Office Express had combined SG&A of $260,000, or 8% of combined revenues for the quarter ended September 30, 2000. For the combined companies, SG&A includes of $32,000 in occupancy expense, $4,000 of office expense, $20,000 of depreciation expense, $112,000 in salaries and $80,000 of advertising.

           Full Moon's SG&A was $3.5 million, or 79% of revenue for quarter ended September 30, 2000. Full Moon's SG&A includes $262,000 in rent expense, $18,000 in professional fees, $2.4 million in salaries, $196,000 of contract labor, $196,000 in travel, $84,000 in depreciation and $57,000 in recruiting expenses. It also includes a non-cash expense of $340,000 representing a reserve.

AMORTIZATION OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

           During the quarter ended September 30, 2000, the Company incurred $531,000 in amortization expenses associated with the acquisition of TechStore and Full Moon. The intangible assets associated with these acquisitions, consisted of $12.4 million in goodwill, $140,000 in acquired technology $160,000 in established workforce and $280,000 in trademarks, which are being amortized over their estimated useful lives of four to ten years.

           In the event that the Company continues to acquire other companies, amortization of goodwill will continue to have an impact on the Company's results of operations in the future. Based on acquisitions completed as of September 30, 2000, and assuming no further impairment of the value of the Company's subsidiaries resulting in a write-down of goodwill, future amortization of goodwill and identifiable intangibles will reduce net income from operations by approximately $1.9 million in fiscal years 2001, 2002, and 2003, $1.1 million in fiscal year 2004, and $500,000 in 2005.

INTEREST INCOME AND EXPENSE

           Interest income, net of interest expense, was $3,000 for the quarter ended September 30, 2000. Interest expense related primarily to interest on loans to the Company and interest income resulted primarily from interest earned on notes to related parties.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

           The Company incurred a net loss of $1.4 million for the quarter ended September 30, 1999 because the revenue generated was not sufficient to cover cost of revenues and expenses generated. Total revenue for the quarter ended September 30, 1999 was $2.8 million, which consists almost exclusively of revenue from the sale of computer hardware and software and consumer electronics by TechStore. Total cost of revenue was $2.7 million, or 93% of revenue, and included cost of product sold, credit card processing fees and freight costs. Total selling, general and administrative expenses for the quarter ended September 30, 1999 were $1 million and consisted of salaries and other personnel related costs, facilities, legal and other professional fees, advertising costs and travel expenses. The quarter also included $364,000 in non-cash expense associated with stock options issued to an accounting consultant, warrants issued to a business advisor and stock issued to minority investors in a Consolidated Subsidiary.

           During the quarter ended September 30, 1999, the Company incurred $580,000 in amortization expenses associated with the acquisitions of TechStore and the reverse merger between the Company and E-taxi. Interest expense, net of interest income, was $9,000 for the quarter ended September 30, 1999. Interest expense related primarily to interest on loans to the Company and interest income resulted primarily from interest earned on the remaining balance of the $1.4 million proceeds on the private placement completed by E-Taxi in April 1999.

VARIABILITY OF PERIODIC RESULTS AND SEASONALITY

           Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period, however, management does not see any seasonality or predictability to these fluctuations

LIQUIDITY AND CAPITAL RESOURCES

           The Company's operations generated a negative cash flow for the three month period ended September 30, 2000, and management expects a significant use of cash during the upcoming fiscal year as it funds its operating businesses. The Company will require additional debt or equity financing during the first half of fiscal year 2001, the amount and timing depending in large part on our spending program. If additional funds are raised through the issuance of equity securities, the Company's stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or the Company. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to pay its debts in a timely manner, to develop or enhance its operating businesses, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition and results of operations. The Company also could breach payment obligations to third parties or otherwise fail to satisfy business obligations of the Company.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      None.

      (a)  Exhibits

           27.01     Financial data schedule (EDGAR only)

      (b)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 20th day of November, 2000.

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