Form 10QSB/A
period 2000-09-30
EMARKETPLACE INC
filed 2000-12-26
CIK 900475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ---------------------------


                                  FORM 10-QSB/A
                                (Amendment No. 1)


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

                                 YES [X] NO [ ]

As of December 26, 2000, there were 16,790,023 shares of the Registrant's Common Stock outstanding.

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
                                                                                                             Page
PART I       FINANCIAL INFORMATION                                                                          Number
                                                                                                            ------

ITEM 1.      Explanation of Amendment to Consolidated Financial Statements.............................        3


             Consolidated Balance Sheet as of September 30, 2000.......................................        4

             Consolidated Statements of Operations for the three months ended
               September 30, 2000 and 1999 ............................................................        5

             Consolidated Statements of Stockholders' Equity for the three months
               ended September 30, 2000 ...............................................................        6

             Consolidated Statements of Cash Flows for the three months
               ended September 30, 2000 and 1999 ......................................................        7


             Notes to Consolidated Financial Statements................................................        9

ITEM 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................................................       13


PART II      OTHER INFORMATION


ITEM 1.      Legal Proceedings.........................................................................       17

ITEM 2.      Changes in Securities and Use of Proceeds.................................................       17

ITEM 3.      Defaults Upon Senior Securities...........................................................       17

ITEM 4.      Submission of Matters to a Vote of Security Holders.......................................       17

ITEM 5.      Other Information.........................................................................       17

ITEM 6.      Exhibits and Reports on Form 8-K..........................................................       17

             Signatures................................................................................       18



This Amendment No. 1 to Form 10-QSB is being filed primarily for the following two reasons:

(1) To amend the MD&A to include comparative information regarding the results of operations for the three months ended September 30, 1999, and

(2)   To disclose legal proceedings as described in Item I of Part II.


--------------------------------------------------------------------------------
PART I:          FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS:

CURRENT ASSETS:
   Cash and Cash Equivalents                                       $        259
   Accounts Receivable
      (Less Allowance For Doubtful Accounts of $1,200)                    4,305
   Unbilled Receivables                                                     639
   Prepaids and Other Current Assets                                        527
                                                                   ------------
   TOTAL CURRENT ASSETS                                                   5,730

   PROPERTY AND EQUIPMENT
      (Less Accumulated Depreciation of $1,007)                           2,121

   OTHER ASSETS:
   Intangible Assets


      (Less Accumulated Amortization of $3,525)                           9,465
   Investments and Advances                                               3,295
   Other Assets                                                             384
                                                                   ------------
   TOTAL OTHER ASSETS                                                    13,144


   TOTAL ASSETS                                                    $     20,995
                                                                   ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts Payable                                                $      3,363
   Accrued Benefits                                                         403
   Other Accrued Liabilities                                                619
   Notes Payable to Related Party                                           251
   Lines of Credit                                                        1,071
   Other Current Liabilities                                                  7
   Deferred Revenue                                                       1,268
   Deferred Tax Liability                                                   610
   Short Term Portion of Capital Lease                                      161
                                                                   ------------
   TOTAL CURRENT LIABILITIES                                              7,753

   Long-Term Notes Payable                                                1,100
   Long-Term Portion of Capital Lease                                       287
                                                                   ------------
   TOTAL LONG-TERM LIABILITIES                                            1,387
                                                                   ------------

   TOTAL LIABILITIES                                                      9,140

   COMMITMENTS (NOTE 10)

   Minority Interest                                                        397

STOCKHOLDERS' EQUITY:
   Preferred Stock - $.0001 Par Value, 1,000,000 Shares Authorized,
      No Shares Issued and Outstanding                                       --
   Common Stock - $.0001 Par Value, 50,000,000 Shares
      Authorized, 16,790,023 Shares Issued and Outstanding                    2
   Capital in Excess of Par Value                                        27,804
   Shareholder Notes Receivable                                          (3,340)
   Deferred Compensation                                                   (160)
   Accumulated Deficit                                                  (12,848)
                                                                   ------------

   TOTAL STOCKHOLDERS' EQUITY                                            11,458
                                                                   ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     20,995
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
                                                         ========      ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                                           Total
                                  Preferred Stock        Common Stock     Capital in  Shareholder   Deferred     Accum-    Stock-
                                -------------------  -------------------  Excess of     Notes         Com-       ulated   holders'
                                  Shares    Amount     Shares    Amount   Par Value   Receivable    pensation    Deficit   Equity
                                --------- ---------  ---------- --------  ---------   ----------    ---------   --------  --------

BALANCE - JUNE 30, 2000                --        --      16,784 $      2  $  27,798   $  (3,340)    $    (239)  $(10,883) $ 13,338


Issuance of Common Stock
   For Option Exercises                --        --           6       --          6          --            --         --         6
Amortization of Deferred Comp          --        --          --       --         --          --            79         --        79
Net Loss                               --        --          --       --         --          --            --     (1,965)   (1,965)
                                --------- ---------  ---------- --------  ---------   ----------    ---------   --------  --------


BALANCE - SEPTEMBER 30, 2000           --        --      16,790 $      2  $  27,804   $  (3,340)    $    (160)  $(12,848) $ 11,458
                                ========= =========  ========== ========  =========   ==========    =========   ========  ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                   Three Months Ended
                                                      September 30,
                                                   ------------------
                                                    2000        1999
                                                   -------    -------

OPERATING ACTIVITIES:
Net Loss                                           $(1,965)   $(1,380)
Adjustments to Reconcile Net Loss to Net Cash
     Provided (Used) by Operating Activities:
     Stock-based Compensation                           --        197
     Amortization of Deferred Compensation              79        168
     Minority Interest                              (1,289)       (18)
     Depreciation                                      136          6
     Amortization                                      487        580


Changes in Assets and Liabilities:
     Accounts Receivable                              (502)        (9)
     Prepaids and Other Assets                          75       (274)
     Deferred Revenue                                  803         --
     Accounts Payable                                  734        274
     Accrued Liabilities                               (62)        37
     Other Liabilities                                 (34)        --
                                                   -------    -------
NET CASH USED BY OPERATING ACTIVITIES               (1,538)      (419)
                                                   -------    -------

INVESTING ACTIVITIES:
Purchase of Fixed Assets                              (211)       (14)
Repayment of Notes from Related Parties                800         --
Related Party Advances                                 (45)        --
                                                   -------    -------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       544        (14)
                                                   -------    -------


FINANCING ACTIVITIES:
Repayment of Loans Assumed in Acquisitions              --        (12)
Principal Payments on Long-Term Capital Leases          (7)        --
Proceeds from exercise of options                        6         --
Payments on Notes to Related Parties                   (26)        --
Net Borrowings on Line of Credit                       508         --



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            Three Months Ended
                                                               September 30,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------

                                                           --------    --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                481         (12)
                                                           --------    --------

Decrease in Cash and Cash Equivalents                          (513)       (445)

Cash and Cash Equivalents - Beginning of Periods                772       1,256
                                                           --------    --------

Cash and Cash Equivalents - End of Periods                 $    259    $    811
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


(2)  NATURE OF OPERATIONS

FULL MOON is an Internet consulting firm, which provides e-business solutions to its customers desiring to initiate or enhance their presence on the Internet. Its services include, among others, strategic market consulting and research, web site design, brand management, ancillary promotional sales, media buying and management, online marketing and software engineering and technical program management. Full Moon's primary market is the Western United States. The company has offices in Los Angeles, the Silicon Valley and Lubbock, Texas.

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


The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In view of these matters, the continuation of the Company as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, the success of its future operations and the reduction of its costs. Management is in the process of seeking additional debt and equity financing and has implemented cost reductions. The Company is also in the process of analyzing potential equity investments. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. There can be no assurance that management will be successful in the implementation of its plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

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


The line of credit is due upon the earlier of (1) February 11, 2001; (2) upon the successful initial public offering of its equity securities; (3) upon liquidation, dissolution, merger or consolidation or commencement of proceedings thereof; (4) upon equity or debt financing in excess of $5,000,000. The line of credit bears interest at prime (9.5% at September 30) plus 1.00%. As additional consideration for the loan, Full Moon granted Grand Pacific warrants to purchase 33,000 shares of common stock of Full Moon at $0.01 per share. This line is secured by all of the assets of Full Moon.


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

                                                          Online
                                           Interactive   Retailers    Corporate
                                           Architects       (a)          (b)        Total
                                           ----------   ----------   ----------   ----------
REVENUE                                    $    4,526   $    3,368   $        4   $    7,898

OPERATING COSTS AND EXPENSES:
     Cost of Revenue                            3,128        3,107           --        6,235
     Selling, General and Administrative        3,609          260          562        4,431
     Amortization of Goodwill                      --           --          487          487
     and Other Acquired Intangibles (c)
                                           ----------   ----------   ----------   ----------

     TOTAL OPERATING COSTS AND EXPENSES         6,737        3,367        1,049       11,153
                                           ----------   ----------   ----------   ----------


     LOSS FROM OPERATIONS                      (2,211)           1       (1,045)      (3,255)


NON-OPERATING INCOME/(EXPENSE)
     Other Income (Expense)                         4           (2)          (4)          (2)
     Related Party Interest Income                 --           --           60           60
     Interest Income                                2           --           35           37
     Interest Expense                             (94)          --          --           (94)
                                           ----------   ----------   ----------   ----------

LOSS BEFORE MINORITY INTEREST                  (2,299)          (1)        (954)      (3,254)
                                           ----------   ----------   ----------   ----------
     Minority Interest                             --           --        1,289        1,289
                                           ----------   ----------   ----------   ----------


     NET LOSS                              $   (2,299)  $       (1)  $      335   $   (1,965)
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

(9)  SUBSEQUENT EVENTS


     In November 2000, a Letter of Intent was executed between Full Moon and Fusion Networks, a leading provider of Internet software and applications, in which Full Moon may be acquired by Fusion Networks. Closing of the acquisition is subject to completion of due diligence, negotiation and execution of definitive documents and certain other conditions. There can be no assurance that a definitive agreement will be entered into or that the transactions contemplated thereby will be consummated.

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


           StarsOnline is currently in the start-up stage and has no revenues and approximately $72,000 of expenses, primarily start up costs.



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


           In response to the reduction in demand for the Company's services, the Company has undertaken a restructuring plan designed to reduce the Company's workforce and operating expenses, and to "right size" the labor force relative to the fallen revenue levels. As of September 30, 2000, approximately 44 employees had been eliminated, either voluntarily or involuntarily, in connection with the restructuring plan. Management is continuing to restructure its operations and additional voluntary and involuntary terminations have continued into the second fiscal quarter. As a result of the restructuring and employee terminations, it may prove increasingly difficult for the Company to attract and retain its most qualified employees. The failure to attract and retain qualified creative, technical, consulting and sales personnel could materially and adversely affect the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

NET LOSS


           The Company recorded a net loss of approximately $2.0 million for the three months ended September 30, 2000, because the cost of revenues and expenses were not sufficient to cover revenues generated. Contributing to the net loss were non-cash expenses of approximately $1 million, consisting of $623,000 of depreciation and amortization, $79,000 of amortization related to deferred compensation and a reserve against advances to Bayweb of $340,000. Offsetting these items is $1.3 million of minority interest attributable to the minority shareholders of Full Moon. Excluding these non-cash items, $1.8 million of the loss was attributable to Full Moon and an $18,000 gain was attributable to TechStore and Office Express combined. The balance of approximately $387,000 is attributable to corporate administration.


REVENUE


           Total revenue for the three months ended September 30, 2000 was $7.9 million, which consists of $3.4 million of online retailing revenue by TechStore and Office Express, and $4.5 million of revenue generated by Full Moon. Online retailing revenues improved by approximately 17% to $3.4 million in the quarter ended September 30, 2000, compared to $2.9 million in the quarter ended September 30, 1999. The increase was primarily the result of continued growth of the Internet as a vehicle to purchase products, reduction in the number of online competitors, launch of OfficeExpress and more sophisticated merchandising and pricing management.

           TechStore and Office Express utilize vendor drop-shipments directly to customers, and therefore do not maintain inventory. Because TechStore and OfficeExpress assume the risk of ownership in all transactions, revenues are recorded on a gross rather than net basis.


COST OF REVENUE

           Total cost of sales for the quarter ended September 30, 2000 was $6.2 million or 79% of revenue. Cost of sales includes the cost of products sold, credit card processing fees and freight costs for product sales, and time & materials for Internet consulting services.


           Online retailing by TechStore and Office Express had cost of sales of $3.1 million, or 92% of revenue for the quarter ended September 30, 2000 compared to cost of sales of $2.7 million, or 93% of revenue, for the quarter ended September 30, 1999. This modest improvement in the gross margin was due to improvements in pricing management. The Company expects margins for this segment to remain low in the near future as it uses competitive pricing as a means to obtain increased market share.


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


           TechStore relies upon one major supplier to ship merchandise directly to customers. Consequently, TechStore has limited control over the goods shipped, and at times these shipments have been subject to delays. If the quality of service provided by the supplier, falls below a satisfactory standard or if our level of returns exceeds our expectations, this could have a harmful effect on our business. The Company believes that it could establish a similar relationship with other supplier; however, there can be no assurance that such supplier could provide the fulfillment, service and pricing currently offered by the supplier to TechStore.


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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


           Total selling, general and administrative expenses for the quarter ended September 30, 2000, were $4.4 million or 56% of revenue compared to selling, general and administrative expenses of $1,013,000 or 35.2% of revenue for the quarter ended September 30, 1999. The increase in these expenses was due to the inclusion of the operations of Full Moon, which represented $3.5 million of the Company's SG&A expenses for the quarter ended September 30, 2000. Selling, general and administrative expenses consist of salaries and other personnel related expenses, facilities related expenses, legal and other professional fees, bad debt expense, advertising costs, travel expenses and depreciation. The quarter ended September 30, 2000 included $79,000 in non-cash expenses related to the amortization of deferred compensation, $ 623,000 of depreciation and amortization and a $340,000 reserve against funds advanced to Bayweb in connection with the potential acquisition. The Company expects to incur approximately $80,000 per quarter for three more quarters for the amortization of the deferred compensation associated with warrants.

           TechStore and Office Express had combined SG&A of $260,000, or 8% of combined revenues for the quarter ended September 30, 2000 compared to SG&A of $256,000, or 8.9% of revenue, for the quarter ended September 30, 1999. For the combined companies, SG&A includes $32,000 in occupancy expense, $4,000 of office expense, $20,000 of depreciation expense, $112,000 in salaries and $80,000 of advertising.

           Full Moon's SG&A was $3.5 million, or 79% of revenue for quarter ended September 30, 2000. Full Moon's SG&A includes $262,000 in rent expense, $18,000 in professional fees, $2.4 million in salaries, $196,000 of contract labor, $196,000 in travel, $84,000 in depreciation and $57,000 in recruiting expenses. It also includes a non-cash expense of $340,000 representing a reserve aganst amounts advanced in connection with the potential BayWeb acquisition.

AMORTIZATION OF GOODWILL AND OTHER ACQUIRED INTANGIBLES


           During the quarter ended September 30, 2000, the Company incurred $487,000 in amortization expenses associated with the acquisition of TechStore and Full Moon. The intangible assets associated with these acquisitions, consisted of $12.4 million in goodwill, $140,000 in acquired technology $160,000 in established workforce and $280,000 in trademarks, which are being amortized over their estimated useful lives of four to ten years.


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


           At September 30, 2000 the Company had a cash balance of $259,000 and a working capital deficit of $2.0 million. The Company's operations generated a negative cash flow for the three month period ended September 30, 2000, and management expects a significant use of cash during the upcoming fiscal year as it funds its operating businesses. The Company will require additional debt or equity financing during the first half of fiscal year 2001, the amount and timing depending in large part on our spending program. If additional funds are raised through the issuance of equity securities, the Company's stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or the Company. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to pay its debts in a timely manner, to develop or enhance its operating businesses, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition and results of operations. The Company also could breach payment obligations to third parties or otherwise fail to satisfy business obligations of the Company.


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

--------------------------------------------------------------------------------
PART II.   OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.    LEGAL PROCEEDINGS


           In September 2000, a lawsuit was filed against Full Moon in the Superior Court, State of Washington, County of Spokane alleging a breach of contract in connection with a Software Development Agreement, by and between Byte Dynamics, Inc. and FMIG, dated February 25, 2000. The plaintiffs are seeking payment of the liquidated sum of $136,147.22; a cancellation fee of $168,000; and all interest, costs and attorney's fees. The Company is currently attempting to settle this matter with the plaintiff.

           In November 2000, a lawsuit was filed against Full Moon in Orange County Superior Court of California alleging a breach of contract in connection with a Search Fee Agreement, by and between, Pacific Shore Resources, Inc. and Full Moon, dated May 24, 2000. The plaintiff is seeking the payment of $93,250 in fees, plus interest, cost and attorney fees associated with the recovery of the monies owed. The Company is currently attempting to settle this matter with the plaintiff.

           The Company is not a party to any additional material legal proceedings nor are any additional material legal proceedings threatened against the Company; provided, however, the Company and its subsidiaries have received numerous demands for payment of outstanding accounts payables. Given the Company's current financial condition, the failure to make payments could have a material adverse effect on the Company's business and its prospects.


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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      None.

      (a)  Exhibits

           27.01     Financial data schedule (EDGAR only)

      (b)

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 26th day of December, 2000.


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