Form 10QSB
period 2000-12-31
EMARKETPLACE INC
filed 2001-02-23
CIK 900475

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

                                 YES [X] NO [ ]

As of February 20, 2001, there were 16,465,508 shares of the Registrant's Common Stock outstanding.

================================================================================

                               EMARKETPLACE, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
          FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2000
                                     INDEX

                                                                           Page
PART I   FINANCIAL INFORMATION                                            Number
                                                                          ------
ITEM 1.  Financial Statements:

         Consolidated Balance Sheet as of December 31, 2000..................  3

         Consolidated Statements of Operations for the three and six months ended December 31, 2000 and 1999...........................  4

         Consolidated Statements of Stockholders' Equity for the six
           months ended of December 31, 2000.................................  5

         Consolidated Statements of Cash Flows for the six months
           ended December 31, 2000 and 1999..................................  6

         Notes to Consolidated Financial Statements..........................  7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 12

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................... 19

ITEM 2.  Changes in Securities and Use of Proceeds........................... 20

ITEM 3.  Defaults Upon Senior Securities..................................... 20

ITEM 4.  Submission of Matters to a Vote of Security Holders................. 20

ITEM 5.  Other Information................................................... 20

ITEM 6.  Exhibits and Reports on Form 8-K.................................... 20

         Signatures.......................................................... 20

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2000
                                 (IN THOUSANDS)
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                            $    277
  Accounts Receivable
    (Less Allowance for Doubtful Accounts of $1,450)                      2,619
  Unbilled Receivables                                                      176
  Prepaids and Other Current Assets                                         592
                                                                       --------
  TOTAL CURRENT ASSETS                                                    3,664
                                                                       --------
PROPERTY AND EQUIPMENT
  (Less Accumulated Depreciation of $1,162)                               2,013

OTHER ASSETS:
  Intangible Assets
    (Less Accumulated Amortization of $4,020)                             7,970
  Investments and Advances                                                3,295
  Other Assets                                                              378
                                                                       --------
  TOTAL OTHER ASSETS                                                     11,643
                                                                       --------
TOTAL ASSETS                                                           $ 17,320
                                                                       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts Payable                                                     $  3,886
  Accrued Benefits                                                          490
  Other Accrued Liabilities                                                 471
  Notes Payable to Related Party                                            260
  Lines of Credit                                                         1,069
  Deferred Revenue                                                          544
  Deferred Tax Liability                                                    563
  Short-Term Portion of Capital Lease                                       164
                                                                       --------
  TOTAL CURRENT LIABILITIES                                               7,447

  Long-Term Notes Payable                                                 1,100
  Long-Term Portion of Capital Lease                                        281
                                                                       --------
  TOTAL LONG-TERM LIABILITIES                                             1,381
                                                                       --------
TOTAL LIABILITIES                                                         8,828

Minority Interest                                                          (480)

STOCKHOLDERS' EQUITY:
  Preferred Stock -  $0.0001 Par Value, 1,000,000 Shares Authorized,
    No Shares Issued and Outstanding                                         --

  Common Stock - $0.0001 Par Value, 50,000,000 Shares Authorized,
    16,465,508 Shares Issued and Outstanding                                  2

  Treasury Stock, at Cost                                                   (22)
  Capital in Excess of Par Value                                         27,804
  Shareholder Notes Receivable                                           (3,340)

  Deferred Compensation                                                     (80)
  Accumulated Deficit                                                   (15,392)
                                                                       --------
  Total Stockholders' Equity                                              8,972
                                                                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 17,320
                                                                       ========
                See Notes to Consolidated Financial Statements.


                    EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                          Three Months Ended         Six Months Ended
                                             December 31,              December 31,
                                        ----------------------    ----------------------
                                           2000         1999         2000         1999
                                        ---------    ---------    ---------    ---------
REVENUE                                 $   7,041    $   2,703    $  14,939    $   5,585
                                        ---------    ---------    ---------    ---------
OPERATING COSTS AND EXPENSES:
  Cost of Revenue                           5,603        2,541       11,838        5,219
  Selling, General and Administrative       3,383        1,078        7,814        2,091
  Amortization of Goodwill and Other
    Acquired Intangibles                      495          624          982        1,204
  Impairment Loss                           1,000           --        1,000           --
                                        ---------    ---------    ---------    ---------
TOTAL OPERATING COSTS AND EXPENSES         10,481        4,243       21,634        8,514
                                        ---------    ---------    ---------    ---------
LOSS FROM OPERATIONS                       (3,440)      (1,540)      (6,695)      (2,929)

NON-OPERATING INCOME/(EXPENSES):
Related Party Interest Income                  44           --          104           --
Interest Income                                 1           24           19           27
Other Income (Expense)                        (18)          --           (1)          --
Related Party Interest Expense                 (5)          --           (5)          --
Interest Expense                               (3)          (5)         (97)         (17)
                                        ---------    ---------    ---------    ---------
LOSS BEFORE MINORITY INTEREST              (3,421)      (1,521)      (6,675)      (2,919)
                                        ---------    ---------    ---------    ---------
Minority Interest                             877            2        2,166           20
                                        ---------    ---------    ---------    ---------
  NET LOSS                              $  (2,544)   $  (1,519)   $  (4,509)   $  (2,899)
                                        =========    =========    =========    =========

  NET LOSS PER SHARE:
  Basic and Diluted                     $    (.15)   $   (0.11)   $   (0.27)   $   (0.22)
                                        =========    =========    =========    =========
  Weighted Average Common Shares
    Outstanding                            16,747       13,475       16,789       13,083
                                        =========    =========    =========    =========

                See Notes to Consolidated Financial Statements.

                    EMARKETPLACE, INC. AND ITS SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
                                  (Unaudited)
====================================================================================================================================

                               Preferred Stock             Common Stock                       Capital in   Shareholder  Deferred
                           -----------------------   ------------------------   Treasury      Excess of        Notes       Com-
                             Shares       Amount       Shares        Amount        Stock      Par Value    Receivable   pensation
                           ----------   ----------   ----------    ----------   ----------    ----------   ----------   ----------
BALANCE - JUNE 30, 2000            --           --       16,784    $        2   $        0    $   27,798   $   (3,340)   $     (239)

Issuance of Common Stock
  For Option Exercises             --           --            6            --           --             6           --            --
Amortization of Deferred
  Comp                             --           --           --            --           --            --           --           159
Issuance of Common Stock
  For Director Fees                --           --           24            --           --            --           --            --
Purchase of Treasury Stock,
  At Cost                          --           --         (349)           --          (22)           --           --            --
Net Loss                           --           --           --            --           --            --           --            --
                           ----------   ----------   ----------    ----------   ----------    ----------   ----------    ----------
BALANCE - DECEMBER 31, 2000        --           --       16,465    $        2   $      (22)   $   27,804   $   (3,340)   $      (80)
                           ==========   ==========   ==========    ==========   ==========    ==========   ==========    ==========

                                           Total
                               Accum-      Stock-
                               ulated      holders'
                              Deficit      Equity
                              --------    ---------
BALANCE - JUNE 30, 2000       $(10,883)   $ 13,338

Issuance of Common Stock
  For Option Exercises              --           6
Amortization of Deferred
  Comp                              --         159
Issuance of Common Stock
  For Director Fees                 --          --
Purchase of Treasury Stock,
  At Cost                           --         (22)
Net Loss                        (4,509)     (4,509)
                              --------    ---------
BALANCE - DECEMBER 31, 2000   $(15,392)   $  8,972
                              ========    =========

                See Notes to Consolidated Financial Statements.


                    EMARKETPLACE, INC. AND ITS SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)
                                                                    Six Months Ended
                                                                      December 31,
                                                                 ----------------------
                                                                    2000         1999
                                                                 ---------    ---------
OPERATING ACTIVITIES:
  Net Loss                                                       $  (4,509)   $  (2,899)
  Adjustments to Reconcile Net Loss to Net Cash Provided
  (Used) by Operating Activities:
  Consulting Services Paid for by Issuance of Common Stock              --          197
  Amortization of Deferred Compensation                                159          248
  Bad Debt                                                             250           --
  Impairment Loss                                                    1,000           --
  Minority Interest                                                 (2,166)         (20)
  Depreciation                                                         291           12
  Amortization                                                         982        1,204
  Interest Accrued on Stockholder Notes                                 --           16

  Changes in Assets and Liabilities:
    Accounts Receivable                                              1,397           (5)
    Prepaids and Other Assets                                           16          (80)
    Deferred Revenue                                                    79           --
    Deferred Taxes                                                     (47)          --
    Accounts Payable                                                 1,257          274
    Accrued Liabilities                                               (123)         109
    Other Liabilities                                                  (38)          --
                                                                 ---------    ---------
NET CASH USED BY OPERATING ACTIVITIES                               (1,452)        (944)
                                                                 ---------    ---------
INVESTING ACTIVITIES:
  Purchase of Fixed Assets                                            (258)         (19)
  Procurement of Note Receivable                                        --         (500)
  Cash Paid for Acquisition, Net of Cash Received                       --          (16)
  Repayment of Note from Related Parties                               800           --
  Related Party Investments and Advances                               (45)          --
                                                                 ---------    ---------
  Net Cash Provided (Used) by Investing Activities                     497         (535)
                                                                 ---------    ---------
FINANCING ACTIVITIES:
  Proceeds From Issuance of Common Stock in Private Placement           --        3,021
  Proceeds From Issuance of Common Stock for Warrant Exercises          --          680
  Proceeds From Repayment of Stockholder Notes Receivable               --           70
  Proceeds From Issuance of Notes Payable                               --        1,000
  Proceeds From Issuance of Subsidiary Stock                            --          860
  Payment of Acquired Entities' Debt                                    --         (862)
  Repayment of Loans Assumed in Acquisitions                            --          (12)
  Principal Payment on Long-Term Capital Leases                        (13)          --
  Proceeds From Exercises of Options                                     6           --
  Payments on Notes to Related Parties                                 (39)          --
  Net Borrowings on Lines of Credit                                    506           --
                                                                 ---------    ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                            460        4,757
                                                                 ---------    ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (495)       3,278
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                       772        1,256
                                                                 ---------    ---------
CASH AND CASH EQUIVALENTS - END OF PERIODS                       $     277    $   4,534
                                                                 =========    =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES:
  Purchase of Treasury Stock in exchange for
    notes payable to shareholders                                $      22    $      --
                                                                 =========    =========

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

STARSONLINE, INC. ("STARSONLINE") was formed in February 2000 and initially capitalized with $250,000 to develop and launch an Internet based entertainment company. StarsOnline expects to build a celebrity portal that enables Internet users to access the official sites of well-known personalities in television, film, music, fashion, publishing, sports and art. StarsOnline is currently in the start-up stage and has no revenues and primarily only start-up related expenses.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies of eMarketplace, Inc. are set forth in the Company's Form 10-KSB for the year ended June 30, 2000 as filed with the Securities and Exchange Commission.

INDEPENDENT REVIEW - The accompanying financial statements have not been reviewed by an independent accountant. The Company anticipates filing reviewed financial statements and, as such, the financial statements are subject to change based upon the results of that review.

BASIS OF REPORTING - The Consolidated Balance Sheet as of December 31, 2000, the Consolidated Statements of Operations for the Three and Six Months ended December 31, 2000 and 1999, the Consolidated Statement of Stockholders' Equity for the Six Months Ended December 31, 2000 and the Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2000 and 1999 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended June 30, 2000.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

IMPAIRMENT - Long-lived assets of the Company are reviewed at least annually as to whether their carrying value has become impaired pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.". SFAS No. 121 requires long-lived assets, if impaired, to be remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives.

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

SEGMENTS - Effective July 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments as components of an enterprise for which discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions how to allocate resources and assess performance. For the six months ended December 31, 2000, the Company effectively has two business segments, its interactive architects business and its online retailing business, for purposes of SFAS No. 131.

(4) GOING CONCERN

As of December 31, 2000, the Company had recurring losses and difficulty meeting its financial obligations as they became due. Cash used in operations for the six months ended December 31, 2000 was $1.4 million.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In view of these matters, the continuation of the Company as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, the success of its future operations and the reduction of its costs. Management is in the process of seeking additional debt and equity financing and has implemented cost reductions. The Company is also in the process of analyzing potential equity investments. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. There can be no assurance that management will be successful in the implementation of its plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

(5) RELATED PARTY LOANS

On February 29, 2000, the Company received a promissory note from Gateway Advisors, Inc. ("Gateway") (a company owned and controlled by Robert M. Wallace, the Company's Chairman of the Board) in the amount of $800,000, and bearing interest at 11% per annum. The principal amount and accrued interest were due and payable on April 1, 2000. The note was paid in full on August 29, 2000.

(6) INTANGIBLE ASSETS

The Company recognized a $1.0 million impairment loss on goodwill related to TechStore, which is included in the Company's online retailers segment, for the six months ended December 31, 2000 as described below.

Internet companies overall have continued to experience substantial declines in market value. In accordance with SFAS 121 (Note 3), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the company reviews such assets for impairment by comparing the assets' undiscounted cash flows to the carrying value of the assets. If an impairment exists, the assets are marked to fair market value, with the goodwill written off entirely before long-lived assets and identifiable intangible assets are marked down.

The undiscounted cash flows of TechStore failed to support the recoverability of the assets of TechStore, including the carrying value of goodwill. Accordingly, the assets of the company were marked to fair market value using the average market value of similar Internet companies based on a multiple of revenues. Using this methodology, it is management's opinion that the value of TechStore decreased by approximately $1.0 million in the quarter ended December 31, 2000, resulting in $1.0 million reduction in goodwill with an offsetting charge to impairment loss. Although, the discounted cash flow method failed to support recoverability of the assets in prior quarters, the fair value of the assets were above the carrying value using this same methodology.

(7) DEBT

RELATED PARTY LOANS - On December 20, 2000 eMarketplace purchased 349,000 shares of Treasury Stock at $0.0625 per share payable in the form of promissory notes to the Shareholders, aggregating approximately $22,000. Interest on the notes accrues at 8% and is due and payable, along with the entire unpaid principal balance, on the earlier of i) a sale of capital stock of eMarketplace that results in net proceeds of not less than $3 million to eMarketplace, and ii) a sale or transfer of 50% of the capital stock of Full Moon that results in gross proceeds of $3 million, including repayment of loans, to eMarketplace (the "Maturity Date"). All accrued and unpaid interest shall be due and payable on the Maturity Date; provided, however, in the event the Maturity Date does not occur on or before December 20, 2003, the note shall be extinguished.

LINE OF CREDIT - At December 31, 2000, Full Moon had $ 900,000 outstanding under a line of credit with Grand Pacific Financing Corp, a California corporation. The line of credit calls for borrowings of up to $1,500,000 and is subject to borrowing restrictions based on the accounts receivable borrowing base. This base shall not exceed the lesser of (1) 70% of eligible accounts with balances less than 30 days from the invoice date plus 35% of eligible accounts with balances over 30 days but less than 60 days from invoice date plus 15% of eligible accounts with balances over 60 days from invoice date; or $1,500,000.

The line of credit is due upon the earlier of (1) February 11, 2001; (2) upon the successful initial public offering of its equity securities; (3) upon liquidation, dissolution, merger or consolidation or commencement of proceedings thereof; (4) upon equity or debt financing in excess of $5,000,000. The line of credit bears interest at prime (9.5% at December 31) plus 1.00%. As additional consideration for the loan, Full Moon granted Grand Pacific warrants to purchase 33,000 shares of common stock of Full Moon at $0.01 per share. This line is secured by all of the assets of Full Moon. Negotiations are currently underway regarding the extension of this line of credit.

(8) PENDING ACQUISITION

In November 2000, a Letter of Intent was executed between Full Moon and Fusion Networks, a leading provider of Internet software and applications, in which Full Moon may be acquired by Fusion Networks. Closing of the acquisition is subject to completion of due diligence, as well as the negotiation and execution of definitive documents and certain other conditions. There can be no assurance that a definitive agreement will be entered into or that the transactions contemplated thereby will be consummated. (See Note 12.)

(9) TERMINATED ACQUISITION

On August 24, 2000, the merger agreement by and among BayWeb, Inc., eMarketplace, Full Moon, M. Mitchell Stevko, and C. Jett Winter, dated as of June 26, 2000, was terminated in accordance with its terms as a result of material adverse changes in BayWeb's financial condition and operating results.

(10) RELATED PARTY TRANSACTIONS

On December 20, 2000 eMarketplace purchased 349,000 shares of Treasury Stock at $0.0625 per share payable in the form of promissory notes to the Shareholders, aggregating approximately $22,000. The terms of the notes are further explained in Note 7: Related Party Loans.

(11) SEGMENT DISCLOSURES

The following table presents operating results by segment for the six-month period ended December 31, 2000:


                                     INTERACTIVE       ONLINE
                                     ARCHITECTS      RETAILERS      CORPORATE        TOTAL
                                                        (a)            (b)
                                     -----------    -----------    -----------    -----------
REVENUE                              $     7,687    $     7,247    $         5    $    14,939
                                     -----------    -----------    -----------    -----------

  Cost of Revenue                          5,141          6,697             --         11,838
  Selling, General and
    Administrative                         6,212            585          1,017          7,814
  Amortization of Goodwill and
    Other Acquired Intangibles (c)            --             --            982            982
  Impairment Loss                             --             --          1,000          1,000
                                     -----------    -----------    -----------    -----------
TOTAL OPERATING COSTS AND
EXPENSES                                  11,353          7,282          2,999         21,634
                                     -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS                      (3,666)           (35)        (2,994)        (6,695)

  Related Party Interest Income               --             --            104            104
  Interest Income                              1              1             17             19
  Other Income (Expense)                       6             --             (7)            (1)
  Related Party Interest Income              (60)            --             55             (5)
  Interest Expense                           (90)            (7)            --            (97)
                                     -----------    -----------    -----------    -----------
LOSS BEFORE MINORITY INTEREST             (3,809)           (41)        (2,825)        (6,675)

  Minority Interest                           --             --          2,166          2,166
                                     -----------    -----------    -----------    -----------
NET INCOME (LOSS)                    $    (3,809)   $       (41)   $      (659)   $    (4,509)
                                     ===========    ===========    ===========    ===========

Capital expenditures for Full Moon, Online Retailers, and Corporate were $214,000, $44,000, and $0, respectively. Total assets for Full Moon, Online Retailers, and Corporate were $10 million, $4 million and $3.3 million, respectively.

(a)  Online Retailers include Tech Store and Office Express.

(b) Corporate includes all non-operating entities and StarsOnline, which year-to-date had zero revenues and approximately $190,000 of expenses, primarily start-up costs.

(c) Of the total amortization of intangibles, $278,000 is attributable to the Interactive Architect Firms and $704,000 is attributable to Tech Store.

(12) SUBSEQUENT EVENTS

On February 21, 2001 a definitive agreement ("the agreement") was signed between Full Moon and Fusion Networks ("Fusion") whereby Fusion will acquire Full Moon (see Note 8). Pursuant to the terms of the agreement, Fusion will issue to the shareholders of Full Moon 74,000 shares of Fusion Series A Preferred Stock in exchange for all of the outstanding shares of common stock of Full Moon. The Series A Preferred Stock may be converted, upon approval of such conversion by the shareholders of Fusion, into an aggregate of 7,400,000 shares of Fusion common stock. Closing of this transaction is subject to approval by the shareholders of Full Moon and the receipt by Fusion of funding of not less than $4 million, of which $2.35 million will be utilized to retire certain indebtedness and preferred stock of Full Moon.

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

INDEPENDENT REVIEW

The accompanying financial statements have not been reviewed by an independent accountant. The Company anticipates filing reviewed financial statements and, as such, the financial statements are subject to change based upon the results of that review.

OVERVIEW

         eMarketplace, Inc. (the "Company or eMarketplace") consists of eMarketplace, Inc. and its wholly owned or controlled subsidiaries: Full Moon Interactive, Inc. ("Full Moon or FMI"), E-Taxi,Inc. ("E-Taxi"), TechStore, Inc. ("TechStore"), OfficeExpress, Inc. ("OfficeExpress") and StarsOnline, Inc. ("StarsOnline").

         FULL MOON is an Internet consulting firm which provides e-business solutions to its customers desiring to initiate or enhance their presence on the Internet. Its services include, among others, strategic market consulting and research, web site design, brand management, ancillary promotional sales, media buying and management, online marketing and software engineering and technical program management. The firm also provides creative and design services primarily related to establishing and fostering corporate image development. FMI is a professional services firm which derives its revenues from the delivery of services under project engagements that vary in amount depending on the type and duration of service being provided.

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

StarsOnline is currently in the start-up stage and has no revenues and approximately $190,000 of expenses, primarily start up costs.

         The Company's Internet businesses have a very limited operating history on which to base an evaluation of the various business and prospects. The prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited access to capital in new and rapidly evolving markets such as the Internet market. In view of the rapidly evolving nature of our business and the Company's limited operating history, management believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance.

         Additionally, the dynamics of the demand for Internet consulting services are changing rapidly. During the six months ended December 31, 2000, the Company experienced a significant reduction in demand. The weakening condition or failure of many of the Internet based "dot-com" companies has caused many clients to rethink or delay implementing their Internet strategy. In addition, many larger traditional companies have chosen to utilize in-house resources for the implementation of their Internet initiative in lieu of those of the Company and its competitors. As a result, the average amount of time invested by the Company to secure any given project has increased. It is possible that demand for Internet consulting services, including those offered by the Company, will remain lower than prior levels for the foreseeable future.

In response to the reduction in demand for the Company's services, the Company has undertaken a restructuring plan designed to reduce the Company's workforce and operating expenses, and to "right size" the labor force relative to the fallen revenue levels. As of January 31, 2001, approximately 108 employees had been eliminated, either voluntarily or involuntarily, in connection with the restructuring plan. Management is continuing to restructure its operations and additional voluntary and involuntary terminations have continued into the third fiscal quarter. As a result of the restructuring and employee terminations, it may prove increasingly difficult for the Company to attract and retain its most qualified employees. The failure to attract and retain qualified creative, technical, consulting and sales personnel could materially and adversely affect the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

The company incurred nominal revenue or expenses for the period the company had control of Full Moon for the quarter ended December 31, 1999, so any comparison of fiscal 2000 results to fiscal 1999 would not be meaningful and have been excluded.

NET LOSS

         The Company recorded a net loss of approximately $2.5 million for the quarter ended December 31, 2000 and a net loss of $4.5 million for the six months ended December 31, 2000, because the revenues generated were not sufficient to cover cost of revenues and expenses generated. Contributing to the six month net loss were non-cash expenses of approximately $3 million, consisting of $1.3 million of depreciation and amortization, a $1 million impairment loss related to the goodwill associated with the acquisition of TechStore, $159,000 of amortization related to deferred compensation, a $250,000 increase in the allowance for doubtful accounts and a reserve against advances to BayWeb of $340,000. Offsetting these items is $2.2 million of minority interest attributable to the minority shareholders of Full Moon. Excluding these non-cash items, $2.9 million of the loss was attributable to Full Moon and a $23,000 loss was attributable to TechStore and Office Express combined. The balance of approximately $684,000 net loss is attributable to corporate administration.

REVENUE

         Total revenue for the quarter ended December 31, 2000 was $7.0 million and for the six months ended December 31, 2000 was $14.9 million. Total revenue consists of $7.2 million of online retailing revenue by TechStore and Office Express, and $7.7 million of revenue generated by Full Moon. Total on line retailing revenues increased $1.2 million, or 44% in the quarter ended December 31, 2000 from $2.7 million for the comparable period in 1999. For the six months ended December 31, 2000 revenues increased $1.6 million, or 29% from $5.6 million for the six months ended December 31, 1999. The increase was primarily the result of continued growth of the Internet as a vehicle to purchase products, a reduction in the number of online competitors, the launch of Office Express, more sophisticated merchandising and pricing management.

         TechStore and Office Express utilize vendor drop-shipments directly to customers, and therefore do not maintain inventory. Because TechStore and Office Express assume the risk of ownership in all transactions, revenues are recorded on a gross rather than net basis.

COST OF REVENUE

         Total cost of revenue for the quarter ended December 31, 2000 was $5.6 million or 80% of revenue, and for the six months ended December 31, 2000, cost of revenue was $11.8 million or 79% of revenue. Cost of revenue includes the cost of products sold, credit card processing fees and freight costs for product sales, and time & materials for Internet consulting services.

         Online retailing by TechStore and Office Express had cost of revenue of $3.6 million, or 93% of revenue for the quarter ended December 31, 2000 compared to $2.5 million or 94% of revenue for the quarter ended December 31, 1999. For the six months ended December 31, 2000, online retailing had cost of revenue of $6.7 million or 92% of revenue compared to $5.2 million, or 93% of revenue for the six months ended December 31, 1999. This modest improvement in the gross margin was due to improvements in pricing management. The Company expects margins for this segment to remain low in the near future as it uses competitive pricing as a means to obtain increased market share.

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

         TechStore relies upon one major supplier to ship merchandise directly to customers. Consequently, TechStore has limited control over the goods shipped, and at times these shipments have been subject to delays. If the quality of service provided by the supplier falls below a satisfactory standard, or if our level of returns exceeds our expectations, this could have a harmful effect on our business. The Company believes that it could establish a similar relationship with another supplier; however, there can be no assurance that such supplier could provide the fulfillment, service and pricing currently offered by the supplier to TechStore.

         Office Express is also entirely dependent upon a third party for order fulfillment. Currently OfficeExpress utilizes fulfillment services offered by United Stationers Supply Co., the nation's largest wholesale distributor of office, computer, and facilities management products.

         Full Moon's cost of sales was $2.0 million, or 64% of revenue for the quarter ended December 31, 2000 and $5.1 million, or 67% of revenue for the six months ended December 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total selling, general and administrative expenses for the quarter ended December 31, 2000, was $3.4 million or 48% of revenue and $7.8 million or 52% of revenue for the six months ended December 31, 2000. Selling, general and administrative expenses consist of salaries and other personnel related expenses, facilities related expenses, legal and other professional fees, bad debt expense, advertising costs, travel expenses and depreciation. The six months ended December 31, 2000 included $159,000 in non-cash expenses related to the amortization of deferred compensation, $1.3 million of depreciation and amortization, $250,000 of bad debt expense and a $340,000 reserve against funds advanced to BayWeb in connection with the potential acquisition. The Company expects to incur approximately $80,000 for one more quarter for the amortization of the deferred compensation associated with warrants.

         TechStore and Office Express had combined SG&A of $325,000 or 8% of combined revenues for the quarter ended December 31, 2000 and $585,000 or 8% of revenue for the six months ended December 31, 2000. For the combined companies, SG&A consists primarily of salaries with additional expenses related to occupancy, advertising and depreciation.

         Full Moon's SG&A was $2.6 million, or 82% of revenue for quarter ended December 31, 2000 and $6.2 million or 81% of revenue for the six months ended December 31, 2000. Full Moon's SG&A consists primarily of salaries with additional expenses related to occupancy, advertising and depreciation. It also includes non-cash expenses of $590,000 consisting of a $250,000 increase in its reserve for doubtful accounts and $340,000 representing a reserve against amounts advanced in connection with the potential BayWeb acquisition.

AMORTIZATION OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

         Amortization expenses associated with the acquisition of TechStore and Full Moon during the quarter ended December 31, 2000, was $495,000 and $982,000 for the six months ended December 31,2000. The intangible assets associated with these acquisitions, consisted of $12.4 million in goodwill, $140,000 in acquired technology $160,000 in established workforce and $280,000 in trademarks, which are being amortized over their estimated useful lives of four to ten years.

         The Company also recorded a $1 million write-down of goodwill during the second quarter due to an impairment in the carrying value of TechStore. The undiscounted cash flows of TechStore failed to support the recoverability of the assets of TechStore including the carrying value of goodwill (see "Notes to Consolidated Financial Statements: Intangibles").

         In the event that the Company continues to acquire other companies, amortization of goodwill will continue to have an impact on the Company's results of operations in the future. Based on acquisitions completed as of December 31, 2000, and assuming no further impairment of the value of the Company's subsidiaries resulting in a write-down of goodwill, future amortization of goodwill and identifiable intangibles will reduce net income from operations by approximately $1.7 million in fiscal years 2001, 2002, and 2003, $.9 million in fiscal year 2004, and $500,000 in 2005.

INTEREST INCOME AND EXPENSE

         Interest income, was $45,000 for the quarter ended December 31, 2000 and for the six months ended December 31, 2000 was $123,000 compared to $24,000 for the quarter ended December 31, 1999 and $27,000 for the six months ended December 31, 1999. Interest expense was $8,000 for the quarter ended December 31, 2000 and $102,000 for the six months ended December 31, 2000 compared to $5,000 for the quarter ended December 31, 1999 and $17,000 for the six months ended December 31, 1999. Interest expense related primarily to interest on loans to the Company and interest income resulted primarily from interest earned on notes to related parties.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

The Company incurred a net loss of $1.5 million for the quarter ended December 31, 1999 and a net loss of $2.9 million for the six months ended December 31, 1999 because the revenue generated was not sufficient to cover cost of revenues and expenses generated. Total revenue for the quarter ended December 31, 1999 was $2.7 million, and for the six months ended December 31, 1999 was $5.6 million which consists almost exclusively of revenue from the sale of computer hardware and software and consumer electronics by TechStore. Total cost of revenue for the quarter ended December 31, 1999 was $2.5 million, or 94% of revenue and for the six months ended December 31, 1999 was $5.2 million or 93% of revenue, and included cost of product sold, credit card processing fees and freight costs. Total selling, general and administrative expenses for the quarter ended December 31, 1999 were $1 million or 40% of revenue and for the six months ended December 31, 1999 were $2.1 million or 37% of revenue, and consisted of salaries and other personnel related costs, facilities, legal and other professional fees, advertising costs and travel expenses.

         Amortization expenses associated with the acquisition of TechStore and the reverse merger between the Company and E-Taxi were $624,000 for the quarter ended December 31, 1999 and $1.2 million for the six months ended December 31. Interest income, net of interest expense, was $19,000 for the quarter ended December 31, 1999 and $10,000 for the six months ended December 31, 1999. Interest expense related primarily to interest on loans to the Company and interest income resulted primarily from interest earned on the proceeds from the private placement completed by the Company in November, 1999.

VARIABILITY OF PERIODIC RESULTS AND SEASONALITY

         Results from any one period cannot be used to predict the results for other fiscal periods. Revenues fluctuate from period to period, however, management does not see any seasonality or predictability to these fluctuations

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000 the Company had a cash balance of $277,000 and a working capital deficit of $3.8 million. The Company's operations generated a negative cash flow for the quarter ended December 31, 2000, and management expects a significant use of cash during the upcoming fiscal year as it funds its operating businesses. The Company will require additional debt or equity financing during the first half of fiscal year 2001, the amount and timing depending in large part on our spending program. If additional funds are raised through the issuance of equity securities, the Company's stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or the Company. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to pay its debts in a timely manner, to develop or enhance its operating businesses, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition and results of operations. The Company also could breach payment obligations to third parties or otherwise fail to satisfy business obligations of the Company.

Absence of Dividends

The Company has never declared or paid, nor does it intend to pay in the foreseeable future, cash dividends on its Common Stock, but intends instead to retain any future earnings to finance expansion and operations.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In September 2000, a lawsuit was filed against Full Moon in the Superior Court, State of Washington, County of Spokane alleging a breach of contract in connection with a Software Development Agreement, by and between Byte Dynamics, Inc. and FMIG, dated February 25, 2000. The plaintiffs were seeking payment of the liquidated sum of $136,147.22; a cancellation fee of $168,000; and all interest, costs and attorney's fees. A default judgment in the amount of $304,147, plus fees and costs, has been awarded to the plaintiff.

         In November 2000, a lawsuit was filed against Full Moon in Orange County Superior Court of California alleging a breach of contract in connection with a Search Fee Agreement, by and between, Pacific Shore Resources, Inc. and Full Moon, dated May 24, 2000. The plaintiff is seeking the payment of $93,250 in fees, plus interest, costs and attorney fees associated with the recovery of the monies owed. The Company is currently attempting to settle this matter with the plaintiff.

         In November 2000, a lawsuit was filed against Full Moon in Los Angeles Superior Court of California alleging a breach of contract, by and between Gilderman, Johnson & Company, LLP. and Full Moon. The plaintiff was seeking the payment of $59,913 in fees, plus interest, costs and attorney fees associated with the recovery of the monies owed. The Company has received a judgment to settle this matter with the plaintiff.

         In January 2001, a lawsuit was filed against Full Moon in Santa Clara, California Superior Court alleging a breach of contract, by and between Prinstaff, Inc. and Full Moon. The plaintiff is seeking the payment of $12,500 in fees, plus costs related to the lawsuit. The Company is currently attempting to settle this matter with the plaintiff.

         In January 2001, a lawsuit was filed against Full Moon in Orange County Superior Court of California alleging a breach of contract by and between Vector Resources, Inc. and Full Moon. The plaintiff is seeking the payment of $11,344 in fees. The Company is currently attempting to settle this matter with the plaintiff.

         In December 2001, a lawsuit was filed against Full Moon in the Supreme Court of the State of New York alleging a breach of contract by and between Double Click and Full Moon. The plaintiff is seeking the payment of $122,434 in fees. The Company is currently attempting to settle this matter with the plaintiff.

         In January 2001, a lawsuit was filed against Full Moon in the County Court of the Seventeenth Judicial Circuit in and for Broward County, Florida alleging a breach of contract by and between The Omni Partners, Inc. and Full Moon. The plaintiff is seeking the payment of $7,200 in fees. The Company is currently attempting to settle this matter with the plaintiff.

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

                                    EMARKETPLACE, INC.


Date:  February 19, 2001            By:  /s/ ROBERT M. WALLACE
       -----------------                 -------------------------------------
                                         Robert M. Wallace
                                         Chief Executive Officer and Chairman,
                                         (Chief Accounting Officer)